Form 10QSB
period 2001-03-31
TRANSPORTATION SAFETY LIGHTS INC
filed 2001-05-29
CIK 1139220

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32611

               Transportation Safety Lights, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0451101
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  500 N. Rainbow Blvd., Suite                 89107
      300, Las Vegas, NV                    (Zip Code)
(Address of principal executive
           offices)

                         (702) 233-4500
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                             3,028,250

                TRANSPORTATION SAFETY LIGHTS, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                         5

Balance Sheet as of March 31, 2001                             6

Statement of Operations for the three months ending March 31,  7
2001 and 2000 and for the period February 16, 2000
(Inception) to March 31, 2001

Statement of Cash Flows for the three months ending March 31,  8
2001 and 2000 and for the period February 16, 2000
(Inception) to March 31, 2001

Notes to Financial Statements                                  9

Item 2. Management's Discussion and Plan of Operation          11

PART II - OTHER INFORMATION

Item 6. Exhibits                                               13

SIGNATURES                                                     14

                Transportation Safety Lights, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                          March 31, 2001
                       and December 31, 2000

                                and

                     Statements of Operations,
                                and
                            Cash Flows
                    for the Three Months Ending
                     March 31, 2001 and 2000,
                        and For the Period
          February 16, 2000 (Inception) to March 31, 2001

                         TABLE OF CONTENTS




                                                     Page

   Independent Accountant's Review Report            1

   Balance Sheet                                     2

   Statement of Operations                           3

   Statement of Cash Flows                           4

   Footnotes                                         5

G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Transportation Safety Lights, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Transportation Safety Lights, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period February 16, 2000 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period February 16, 2000 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Transportation Safety Lights, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 12, 2001, I expressed an unqualified opinion on those financial statements.


/s/G. Brad Beckstead, CPA

May 17, 2001

                  PART I - FINANCIAL INFORMATION
              Item 1.  Unaudited Financial Statements

                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                           Balance Sheet

                                        (unaudited)    December
                                          March        31, 2000
                                        31, 2001
                                        ---------      --------
Assets

Current assets:
     Cash and equivalents                       $             $
                                           45,410        91,650
     Deposits                                 350           350
          Total Current Assets             45,760        92,000

Website development                         1,130             -
                                          -------       -------
                                                $             $
                                           46,890        92,000
                                          =======       =======
Liabilities and Stockholders'
Equity

Stockholders' Equity:
     Preferred stock, $0.001 par                -             -
value, 5,000,000
        shares authorized, zero
shares issued and
        outstanding
     Common stock, $0.001 par               3,028         3,028
value, 20,000,000 shares
        authorized, 3,028,250
shares issued and
        outstanding
     Additional paid-in capital           104,092       104,092
     Deficit accumulated during          (60,230)      (15,120)
development stage
                                           46,890        92,000
                                         --------      --------
                                                $             $
                                           46,890        92,000
                                         ========      ========



  The Accompanying Notes are an Integral Part of These Financial
                            Statements.

                Transportation Safety Lights, Inc.
                   (a Development Stage Company)

                      Statement of Operations
                            (unaudited)
        For the Three Months Ending March 31, 2001 and 2000
and For the Period February 16, 2000 (Inception) to March 31, 2001


                            Three Months Ending      February 16,
                                                         2000
                                                     (Inception)
                                                          to
                                 March 31,            March 31,
                             2001         2000           2001
                            --------    ---------    ------------

Revenue                            $            $               $
                                   -            -               -


Expenses:
     General                  30,766            -          43,711
administrative
expenses

     Organizational                -        2,295           2,295
costs

     Research and             15,000            -          15,000
development costs
                              ------       ------          ------
        Total expenses        45,766        2,295          61,006
                              ------       ------          ------
Other income:
     Interest income             656            -             776
                                 656            -             776

Net (loss)                         $            $               $
                            (45,110)      (2,295)        (60,230)
                            ========      =======        ========

Weighted average           3,028,250    2,000,000       3,028,250
number of                  =========    =========       =========
   common shares
outstanding


Net loss per share                 $            $               $
                              (0.01)       (0.00)          (0.02)
                           =========    =========       =========




  The Accompanying Notes are an Integral Part of These Financial
                            Statements.

                Transportation Safety Lights, Inc.
                   (a Development Stage Company)

                     Statements of Cash Flows
                            (unaudited)
        For the Three Months Ending March 31, 2001 and 2000
and for the Period February 16, 2000 (Inception) to March 31, 2001


                                                        February
                                                        16, 2000
                                Three Months Ending    (Inception
                                     March 31,            ) to
                                                        March 31,
                                  2001       2000         2001
                                 -------    -------     --------
Cash flows from operating
activities
Net (loss)                             $          $            $
                                (45,110)    (2,295)     (60,230)

Adjustments to reconcile net
loss to net cash provided
     (used) by operating
activities:
     Increase in deposits              -          -        (350)
                                --------    -------     --------
Net cash (used) by operating    (45,110)    (2,295)     (60,580)
activities                      --------    -------     --------

Cash flows from investing
activities
     Development of website      (1,130)          -      (1,130)

Net cash used by investing       (1,130)          -      (1,130)
activities

Cash flows from financing
activities
     Issuance of common stock          -          -      107,120
     Subscription receivable           -      7,000            -
Net cash provided by financing         -      7,000      107,120
activities

Net (decrease) increase in cash (46,240)      4,705       45,410

Cash - beginning                  91,650          -            -
                                 -------     ------       ------
Cash - ending                          $          $            $
                                  45,410      4,705       45,410
                                 =======     ======       ======
Supplemental disclosure:
     Interest paid                     $          $            $
                                       -          -            -
                                 =======     ======       ======
     Income taxes paid                 $          $            $
                                       -          -            -
                                 =======     ======       ======
Non-cash investing and
financing activities
     Startup costs donated by          $          $            $
shareholders                           -      2,295            -
                                 =======     ======       ======
     Common stock issued for           $          $            $
services                               -          -            -
                                 =======     ======       ======
     Number of shares issued           -          -            -
for services                     =======     ======       ======




  The Accompanying Notes are an Integral Part of These Financial
                            Statements.

                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                               Notes

Note 1 - History and organization of the company

The Company was organized on February 16, 2000 (Date of Inception) under the laws of the State of Nevada, as Transportation Safety
Lights, Inc. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method
  The Company reports income and expenses on the accrual method.

Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
  The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $44,276 at March 31, 2001.

Reporting on the costs of start-up activities
  Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Website
  The website will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

Year end
  The Company has adopted December 31 as its fiscal year end.

                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                               Notes
Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Web development costs

The Company incurred and capitalized $1,130 in web development costs during the period ended March 31, 2001.

Note 5 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During February 2000, the Company issued 2,000,000 shares of its $0.001 par value common stock in exchange for cash of $4,705. Of the total received, $2,705 represents additional paid-in capital.

During February 2000, the Company's stockholders paid for organizational costs totaling $2,295 on behalf of the Company. The stockholders will not be reimbursed for those expenses and, therefore, are considered additional paid-in capital.

During December 2000, the Company issued 1,028,250 shares of its $0.001 par value common stock pursuant to a Rule 504 of the Securities and Exchange Commission offering for cash, net of offering expenses, totaling $100,120. Of the total, $1,028 represents common stock and $99,092 represents additional paid-in capital.

There have been no other issuances of common stock or preferred stock.

Note 6 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Related party transactions

The Company rents office space from JBS Executive Suites, LLC, a company owned by one of the Company's shareholders. Total rent for the period ended 3/31/01 is $0. The Company prepaid rent in the amount of $350, which is recorded as a deposit asset.

The Company hired a shareholder to do research on market expectations. Total paid to this individual for the period ended
3/31/01 is $10,000.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                               Notes

Note 9 - Material contracts

On March 21, 2001, the Company entered into a design and manufacturing agreement with Lighting & Electronic Design, Inc.
(LED) whereas LED will provide the Company with the proprietary design information related to a new product in exchange for the rights to be the exclusive manufacturer of the product. The Company agrees to pay for all direct production costs with payment due at the time the order is placed plus a markup dictated by standard profit margins associated with standard industry practice due at the completion of production run. LED is responsible for all design costs. This agreement may be terminated for cause by either party upon ninety days written notice to the other party. As of March 31, 2001 the Company has paid $5,000 to LED for direct set-up costs.

      Item 2.  Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, TSL's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.
All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     TSL intends to market to the trucking industry innovative safety lights developed by the Company's founders. The Company believes that its products will improve the safety and efficiency in the trucking and logistics industries. The Company's flagship product, the Transportation Safety Light, consists of a flasher assembly encased in a durable aluminum housing. The light housing attaches to the butt plate of the trailer or float at the same position where mud flaps are attached. As the driver is preparing to turn, the Transportation Safety Light emits a flashing message from the right or left rear of the trailer or float as a warning to vehicles approaching from behind. The illuminated message reads:
"CAUTION WIDE RIGHT (or LEFT) TURN NO PASSING." The "CAUTION" portion of the message flashes through a safety amber-colored Plexiglas plate. The Company believes that a flashing message will provide a more effective warning to motorists in danger of collision than the traditional blinking turn signal.

Results of Operations for the Three Months Ended March 31, 2001

     Revenues

     The Company did not generate any revenues since its inception. Current operations focus on completing the development of a prototype, identifying vendors of components and sub-assemblies and developing a marketing strategy. The Company believes that its initial revenues will be primarily dependent upon management's ability to cost effectively and efficiently develop TSL's products and services. The Company's priorities for the next 12 months of operations are to continue to develop and subsequently market its products and services to establish its business in the advertising software industry. There are can be no assurances that the Company will be able to begin generating revenues or that its will attain profitability.

     Expenses

     The Company incurred expenses for the three months ending March 31, 2001 of $45,766. Since February 16, 2000, the date of the Company's formation, TSL realized expenses of $61,006. These expenditures were primarily due to costs incurred for general and administrative expenses and research and development activities.

     Net Loss

     The Company had a net loss of $45,110 for the three months ended March 31, 2001. The net loss was attributable to expenses related to the operation of the Company's business.

Plan of Operation

     Management of the Company anticipates that the Company will have negative cash flows for at least the next six to 12 months. The Company has used the proceeds from its offerings of securities for working capital needs, including research and development, professional and consulting fees and the expenses related to attaining its goal of positioning ourselves as a publicly traded and listed entity. The Company intends to retain earnings, if any, for use in the operation and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to stockholders in the foreseeable future.

     The Company believes that its current financial resources may not be sufficient to sustain operations for the period through December 31, 2001. TSL has implemented efforts to maintain low overhead by outsourcing all of its manufacturing activities. However, the Company's ability to continue as a going concern is dependent on its ability to obtain additional equity and/or debt financing to fund operations, as well as to complete the development of the Company's products and services to begin generating revenues. In the event the Company is unable to generate sufficient sustainable revenues to meet its financial obligations, TSL will have to cease or curtail operations.

     On March 21, 2001, the Company entered into a design and manufacturing agreement with Lighting & Electronic Design, Inc. Pursuant to this agreement, LED will provide TSL with the proprietary design information for innovative lighting equipment that the Company believes will reduce the number of truck-trailer collisions. In exchange, TSL will grant LED the exclusive manufacturing rights of the product, as well as $5,000 for direct start-up costs. The Company agrees to pay for all direct production costs with payment due at the time the order is placed plus a markup in accordance with profit margins associated with standard industry practice. LED is responsible for all design costs. Either party, upon ninety days written notice to the other party, may terminate this agreement.

                    PART II - OTHER INFORMATION

                         Item 6.  Exhibits

Exhibit  Name and/or Identification of Exhibit

Number
------
  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation of the Company filed February 16, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (b)By-Laws of the Company adopted February 17, 2000.
             Incorporated by reference to the exhibits to the Company's General Form For Registration Of
             Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  10    Material Contracts
             Design and Manufacturing Agreement dated March 21,
             2001

  23    Consent of Experts and Counsel

             Consents of independent public accountants

  27    Financial Data Schedule

             Financial Data Schedule of Transportation Safety
             Lights, Inc. ending March 31, 2001

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Transportation Safety Lights, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     May 22, 2001



By:  /s/ Charles A. Keller
    -----------------------------
     Charles A. Keller, President



By:  /s/ Sandra Pope
    -------------------------------------
     Sandra Pope, Secretary and Treasurer