Form 10QSB
period 2001-06-30
TRANSPORTATION SAFETY LIGHTS INC
filed 2001-08-10
CIK 1139220

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001
Or

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


PAGE-1



                TRANSPORTATION SAFETY LIGHTS, INC.
                   (A Development Stage Company)


                         Table of Contents

                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                         5

Balance Sheet as of June 30, 2001                              6

Statement of Operations for the three-months and six-months    7
ending June 30, 2001 and 2000 and for the period February 16, 2000 (Inception) to June 30, 2001

Statement of Cash Flows for the three-months and six-months    8
ending June 30, 2001 and 2000 and for the period February 16, 2000 (Inception) to June 30, 2001

Notes to Financial Statements                                  9

Item 2. Management's Discussion and Plan of Operation          11

PART II - OTHER INFORMATION

Item 6. Exhibits                                               13

SIGNATURES                                                     14







PAGE-2






                Transportation Safety Lights, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                           June 30, 2001
                       and December 31, 2000

                                and

                     Statements of Operations
            for the Three Months and Six Months Ending
                      June 30, 2001 and 2000,
                        and for the Period
          February 16, 2001 (Inception) to June 30, 2001

                                and

                            Cash Flows
                     for the Six Months Ending
                      June 30, 2001 and 2000,
                        and For the Period
          February 16, 2000 (Inception) to June 30, 2001






PAGE-3




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





PAGE-4






G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Transportation Safety Lights, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Transportation Safety Lights, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000 and for the period February 16, 2000 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period February 16, 2000 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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



/s/G. Brad Beckstead, CPA
August 8, 2001


PAGE-5-F1






                  PART I - FINANCIAL INFORMATION
              Item 1.  Unaudited Financial Statements

                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                           Balance Sheet

                                      (unaudited)     December
                                                      31, 2000
                                        June 30,
                                          2001
Assets                                 -----------   -----------

Current assets:
     Cash and equivalents              $   27,914     $  91,650
     Deposits                                 350           350
          Total current assets             28,264        92,000

Website development                         1,130             -
                                        ----------   -----------
                                       $   29,394     $  92,000

Liabilities and Stockholders'
Equity

Stockholders' Equity:
     Preferred stock, $0.001 par                -             -
value, 5,000,000
        shares authorized, zero
shares issued and
        outstanding
     Common stock, $0.001 par               3,028         3,028
value, 20,000,000 shares
        authorized, 3,028,250
shares issued and
        outstanding
     Additional paid-in capital           104,092       104,092
     Deficit accumulated during          (77,726)      (15,120)
development stage
                                           29,394        92,000
                                        ----------   -----------
                                       $   29,394     $  92,000



  The accompanying Notes are an integral part of these financial statements.


PAGE-6-F2


                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                      Statement of Operations
                            (unaudited)
 For the Three Months and Six Months Ending June 30, 2001 and 2000 and For the Period February 16, 2000 (Inception) to June 30, 2001



                                                                April 5, 2000
                                                               (inception) to
                                                                 June 30,
                                                                     2001
                                   Three Months      Six Months
                                      Ending           Ending
                                     June 30,         June 30,
                                --------------------------------
                                   2001     2000     2001    2000
                                ----------------------------------------------

        Revenue                       $        $        $       $         $
                                      -        -        -       -         -

        Expenses:
             General and         17,765        -   48,531       -    61,476
        administrative expenses
             Organizational           -    2,295        -   2,295     2,295
        costs
             Research and             -        -   15,000       -    15,000
        development costs
                  Total          17,765    2,295   63,531   2,295    78,771
        expenses

        Other income:
             Interest income        269        -      925       -     1,045
                                    269        -      925       -     1,045

        Net (loss)                    $        $        $       $         $
                                (17,496)  (2,295) (62,606) (2,295)  (77,726)


        Weighted average number
        of
          common shares      3,028,250 2,000,000 3,028,250 2,000,000 1,773,582
          outstanding        --------- --------- --------- --------- ---------

        Net (loss) per share          $        $        $       $         $
                                 (0.01)   (0.00)   (0.02)  (0.00)    (0.04)
                             ========= ========= ========= ========= =========





  The accompanying Notes are an integral part of these financial statements.


PAGE-7-F3



                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows
                            (unaudited)
         For the Six Months Ending June 30, 2001 and 2000
 and For the Period February 16, 2000 (Inception) to June 30, 2001



                                                            February
                                                            16, 2000
                                   Six Months Ending     (Inception) to
                                       June 30,             June 30,
                                    2001       2000           2001
Cash flows from operating        ---------  ----------   ------------
activities
Net (loss)                               $          $            $
                                   (62,606)    (2,295)     (77,726)

Adjustments to reconcile net
loss to net cash provided
     (used) by operating
activities:
     Increase in deposits                -          -         (350)
Net cash (used) by operating       (62,606)    (2,295)     (78,076)
activities

Cash flows from investing
activities
     Development of website        (1,130)          -       (1,130)
Net cash used by investing         (1,130)          -       (1,130)
activities

Cash flows from financing
activities
     Issuance of common stock            -      7,000      107,120
Net cash provided by financing           -      7,000      107,120
activities

Net (decrease) increase in cash    (63,736)     4,705       27,914

Cash - beginning                    91,650          -            -
Cash - ending                            $          $            $
                                    27,914      4,705       27,914
                                 =========  ==========   ============
Supplemental disclosure:
     Interest paid                       $          $            $
                                         -          -            -
     Income taxes paid                   $          $            $
                                         -          -            -

Non-cash investing and
financing activities
     Startup costs donated by            $          $            $
shareholders                             -      2,295            -
     Common stock issued for             $          $            $
services                                 -          -            -
     Number of shares issued             -          -            -
for services                     =========  ==========   ============





  The accompanying Notes are an integral part of these financial statements.


PAGE-8-F4


                Transportation Safety Lights, Inc.
                   (a Development Stage Company)
                               Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-SB registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $77,726 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Related party transactions

The Company rents office space from JBS Executive Suites, LLC, a company owned by one of the Company's shareholders. Total rent for the period ended 6/30/01 is $0. The Company prepaid rent in the amount of $350, which is recorded as a deposit asset. In addition, the Company paid $32 for mail forwarding and postage expenses to JBS Executive Suites, LLC, during the period ended June 30, 2001.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Advertising
---------------------
The Company expenses advertising costs are they are incurred. For the three-month period ended June 30, 2001, advertising expenses totaled $2,335.

Note 5 - Subsequent events
---------------------------
On July 18, 2001, the Company executed two consulting services agreements and issued a total of 650,000 shares of $0.001 par value common stock to 2 individuals who are shareholders of the Company in exchange for management consulting services. The services are for a period of one year from the date of execution of the agreement and the total value of the services is $32,500.

On August 1, 2001, the Company filed a Form S-8 with the SEC to register the common stock mentioned above.


PAGE-9-F5


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

Results of Operations

     Revenues

     The Company did not generate any revenues since its inception. Current operations focus on completing the development of a prototype, identifying vendors of components and sub-assemblies and developing a marketing strategy. The Company believes that its initial revenues will be primarily dependent upon management's ability to cost effectively and efficiently develop TSL's products and services. The Company's priorities are to continue to develop and subsequently market its products and services to establish its business in the vehicle safety industry. There are can be no assurances that the Company will be able to begin generating revenues or that it will attain profitability.

     Expenses

     The Company incurred expenses for the three months ending June 30, 2001 of $17,765 and $63,531for the six months ended June 30, 2001. Since February 16, 2000, the date of the Company's formation, TSL realized expenses of $78,771. These expenditures were primarily due to costs incurred for general and administrative expenses and research and development activities.

     Net Loss

     The Company had a net loss of $17,496 for the three months ended June 30, 2001. Since the Company's inception, net losses total $77,726. The net loss was attributable to expenses related to the operation of the Company's business.


PAGE-10-F6


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

     Subsequent to the reporting period, the Company entered into two consulting services agreements with two individuals who were also shareholders of the Company. The term of the agreement is for one year and expires on July 18, 2002. The value of the services to be provided is $32,500, for which the Company paid in common stock in the amount of 650,000 shares. The Company believes these agreements will benefit the Company's operational goals, although there can be no assurance of such.




PAGE-11-F7




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

  10      Material Contracts

               Design and Manufacturing Agreement dated March 21, 2001. Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB, previously filed with the Commission for the period ended March 31, 2001.

  23      Consent of Experts and Counsel

               Consents of independent public accountants



PAGE-12




                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Transportation Safety Lights, Inc.
-------------------------------------------------------------------
                        (Registrant)



Date:     August 9, 2001



By:  /S/ SANDRA POPE
    ---------------------------------------
     Sandra Pope, Secretary and Treasurer




PAGE-13