Form 10QSB
period 2001-09-30
TRANSPORTATION SAFETY LIGHTS INC
filed 2001-11-19
CIK 1139220

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001
Commission file no.:  000-32611

                                   ASGA, INC.
                     ---------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                  88-0451101
------------------------------------                        --------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

660 South Hughes Boulevard
Elizabeth City, NC                                                  27909
------------------------------------------                  --------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (252) 331-1799

Securities to be registered under Section 12(b) of the Act:

 Title of each class                                Name of each exchange
                                                     on which registered
     None                                                   None
-------------------------------                    -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                   -------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696 - Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X        No
                        --           ---

     As of September 30, 2001, there were 20,000,000 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                   ASGA, Inc.
                           Consolidated Balance Sheets



                                                                                  September 30,             December 31,
                                                                                      2001                      2000
                                                                                -------------------     --------------------
                                                                                   (unaudited)
                                           ASSETS
CURRENT ASSETS
    Cash and equivalents                                                        $                30     $              2,961
    Accounts receivable                                                                     151,180                        0
    Net assets held for disposal                                                             29,394                        0
                                                                                -------------------     --------------------

            Total current assets                                                            180,604                    2,961
                                                                                -------------------     --------------------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                        26,286                   26,286

        Less: Accumulated depreciation                                                       (7,018)                  (4,202)
                                                                                -------------------     --------------------

            Total property and equipment                                                     19,268                   22,084
                                                                                -------------------     --------------------

OTHER ASSETS
    Prepaid long-term advertising, net                                                       16,375                   16,375
                                                                                -------------------     --------------------

            Total other assets                                                               16,375                   16,375
                                                                                -------------------     --------------------

Total Assets                                                                                216,247     $             41,420
                                                                                ===================     ====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                            $            41,298     $            232,892
    Purses payable                                                                          232,356                  232,356
    Accrued salaries and payroll taxes                                                       44,595                   54,906
    Deferred revenue                                                                              0                   35,678
    Short-term loan - bank                                                                   71,396                   69,348
    Short-term loan - third party                                                            90,000                   72,752
    Short-term loans - other                                                                360,263                        0
    Line of credit - bank                                                                    49,623                   49,281
    Short-term loans - officers                                                             200,307                  202,324
                                                                                -------------------     --------------------

            Total current liabilities                                                     1,389,838                  949,537
                                                                                -------------------     --------------------

Total Liabilities                                                                         1,389,838                  949,537
                                                                                -------------------     --------------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 authorized;
        0 issued and outstanding                                                                  0                        -
    Common stock, $0.001 and $1.00 par value, 20,000,000 and 100 shares
        authorized; 19,350,000 and 100 issued and outstanding                                19,350                      100
    Additional paid-in capital in excess of par                                              20,943                      800
    Retained earnings (deficit)                                                          (1,213,884)                (909,016)
                                                                                -------------------     --------------------

            Total stockholders' equity                                                   (1,173,591)                (908,116)
                                                                                -------------------     --------------------

Total Liabilities and Stockholders' Equity                                                  216,247     $             41,421
                                                                                ===================     ====================



     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   ------------------------------------

                                                                                      2001                 2000
                                                                                -----------------   ------------------
REVENUES

    Fees revenue, net                                                           $         311,140   $          861,581
    Sponsorship revenue                                                                   200,000               50,365
                                                                                -----------------   ------------------

          Net sales                                                                       511,140              911,946

COST OF SALES

    Purses paid                                                                           357,660              884,738
    Other                                                                                 151,597              347,822
                                                                                -----------------   ------------------

          Total cost of sales                                                             509,257            1,232,560
                                                                                -----------------   ------------------

Gross margin                                                                                1,883             (320,614)

OPERATING EXPENSES
    Sales and marketing expense                                                            16,923                7,920
    Salaries                                                                              139,450              149,248
    General and administrative expenses                                                   108,957              257,457
    Amortization and depreciation                                                           2,816                1,509
    Bad debt expense                                                                            0                    0
                                                                                -----------------   ------------------

          Total operating expenses                                                        268,146              416,134
                                                                                -----------------   ------------------

Operating income                                                                         (266,263)            (736,748)
                                                                                -----------------   ------------------

OTHER INCOME (EXPENSE)
    Interest income                                                                             0                    0
    Interest expense                                                                      (38,605)                   0
                                                                                -----------------   ------------------

          Total other income (expense)                                                    (38,605)                   0
                                                                                -----------------   ------------------

Loss before taxes                                                                        (304,868)            (736,748)
Income taxes                                                                                    0                    0
                                                                                -----------------   ------------------

Net income (loss)                                                               $        (304,868)  $         (736,748)
                                                                                =================   ==================

Net income (loss) per common share, basic                                       $           (0.02)  $        (7,367.48)
                                                                                =================   ==================

Weighted average number of common shares outstanding                                   19,350,000                  100
                                                                                =================   ==================









     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                 Consolidated Statements of Stockholders' Equity





                                     Number                                 Additional                              Total
                                       of                Common               Paid-In            Retained       Stockholders'
                                     Shares               Stock               Capital            Earnings          Equity
                                    ------------     ---------------     -----------------   ----------------  ------------------
BEGINNING BALANCE,
April 9, 1999                                  0     $             0     $               0   $              0  $                0

Shares issued for cash                       100                 100                   800                  0                 900

Net loss                                       0                   0                     0            (48,114)            (48,114)
                                    ------------     ---------------     -----------------   ----------------  ------------------

BALANCE, December 31, 1999                   100                 100                   800            (48,114)            (47,214)

Net loss                                       0                   0                     0           (860,902)           (860,902)
                                    ------------     ---------------     -----------------   ----------------  ------------------

BALANCE, December 31, 2000                   100                 100                   800           (909,016)           (908,116)

Reverse merger                        19,349,900              19,250                20,143   $              0              39,393
Net loss                                       0                   0                     0           (304,868)           (304,868)
                                    ------------     ---------------     -----------------   ----------------  ------------------

ENDING BALANCE, September 30,
2001 (unaudited)                      19,350,000     $        19,350     $          20,943   $     (1,213,884) $       (1,173,591)
                                    ============     ===============     =================   ================  ==================











     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                --------------------------------------
                                                                                       2001                 2000
                                                                                ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $         (304,868)  $          (736,748)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            2,816                 1,509
    Bad debt expense                                                                             0                     0
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                            (151,180)                    0
    (Increase) decrease in prepaid expenses                                                      0                     0
    Increase (decrease) in accounts payable                                                108,406               239,777
    Increase (decrease in purses payable                                                         0               232,356
    Increase (decrease) accrued salaries and taxes                                         (10,311)               42,025
    Increase (decrease) in deferred revenue                                                (35,677)               35,677
    Increase (decrease) accrued interest payable                                            29,494                     0
                                                                                ------------------   -------------------

Net cash provided (used) by operating activities                                          (361,320)             (185,404)
                                                                                ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                                               0                (6,286)
                                                                                ------------------   -------------------

Net cash provided (used) by investing activities                                                 0                (6,286)
                                                                                ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock sold for cash                                                                   0                     0
    Cash received from bank loan                                                             2,048                     0
    Principal payments on bank loan                                                              0                     0
    Cash received from third party loan                                                          0                     0
    Payments made on third party loan                                                       (2,248)                    0
    Line of credit advances                                                                    342                     0
    Line of credit principal payments                                                            0                     0
    Cash received from short-term loans - other                                            360,263                     0
    Cash received from officer loans                                                         2,803               207,723
    Principal payments on officer loans                                                     (4,819)              (13,010)
                                                                                ------------------   -------------------

Net cash provided (used) by financing activities                                           358,389               194,713
                                                                                ------------------   -------------------

Net increase (decrease) in cash and equivalents                                             (2,931)                3,023

CASH and equivalents, beginning of period                                                    2,961                11,574
                                                                                ------------------   -------------------

CASH and equivalents, end of period                                             $               30   $            14,597
                                                                                ==================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                                     $           19,110   $                 0
                                                                                ==================   ===================

     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements
               (Information with respect to the nine-month periods
                ended September 30, 2001 and 2000 is unaudited)


(1) Summary of Significant Accounting Policies

The Company American Senior Golf Association, Inc. conducts business from its office in Elizabeth City, North Carolina. The Company was organized under the laws of the State of Delaware on April 9, 1999. On September 11, 2001, the Company completed the acquisition of Transportation Safety Lights, Inc., a Nevada corporation.

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.

     a) Revenue recognition The Company promotes professional golf tournaments. Revenue is recognized for financial statement purposes upon completion of each tournament.

     b) Net income per share, basic Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

     c) Cash equivalents The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times during any year, there may be a concentration of cash at any one bank or financial institution in excess of insurance limits.

     d) Accounts receivable and allowance for bad debts At September 30, 2001, the Company's accounts receivable consists of receivables from tournament sponsors.

     e) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,816 and $1,509 for the nine months ended September 30, 2001 and 2000, respectively.

     f) Principles of consolidation The consolidated financial statements include the accounts of American Senior Golf Association, Inc., its wholly-owned subsidiary. Inter-company balances and transactions have been eliminated.

     g) Significant acquisition In September 2001, the Company purchased the100% ownership of American Senior Golf Association, Inc. in a reverse merger accounted for as a reorganization of American Senior Golf Association, Inc.

     h) Unaudited interim consolidated financial statements The unaudited interim financial statements have been prepared without audit in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In our opinion, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements


(2) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,214,000 expiring $48,000, $861,000 and $305,000 at December 31, 2019, 2020 and 2021,
     respectively. The amount recorded as deferred tax asset as of September 30, 2001 is approximately $485,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Stockholders' Equity The Company has authorized 20,000,000 shares of $0.001 per value common stock with 19,350,000 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(4) Commitments and Contingencies In the normal course of business, ASGA, Inc. is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While these matters could affect the operating results of any year when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to ASGA, Inc. would not be material to the annual financial statements.

Item 2. Management's Discussion and Analysis

General

     ASGA, Inc. f/k/a Transportation Safety Lights, Inc., a Nevada corporation ("ASGA"), of which Transportation Safety Lights, Inc., a Nevada corporation ("TSFL") and American Senior Golf Association, Inc., a Delaware corporation are wholly owned subsidiaries (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In September 2001, the Company acquired all of the outstanding capital stock of American Senior Golf Association, Inc., a Delaware corporation from World Quest, Inc., a Nevada corporation ("WQI") in a reverse acquisition pursuant to a share exchange agreement. WQI tendered to the Company all issued and outstanding shares of common stock of American Senior Golf Association, Inc. in exchange for 16,321,750 shares of common stock of the Company. The reorganization was accounted for as a reverse acquisition.

     Simultaneously with the closing of the reorganization, the then officers and directors of the Company tendered their resignation in accordance with the terms of the Agreement. Tom Kidd was elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Tom Kidd as President and Chief Executive Officer of the Company and Vera L. Harrell as the Secretary of the Company.

     The Company has since filed two (2) amendments to its Articles of Incorporation. The first, filed September 24, 2001, changed the Company's name from Transportation Safety Lights, Inc. to ASGA, Inc. The second, filed October 1, 2001, increased the authorized capital stock of the Company to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. In connection with the change, the Company was issued a new trading symbol "ASGG."

     In October 2001, the Company filed a Registration Statement on Form S-8 registering 2,000,000 shares of the Company's common stock for the Company's Year 2001 Employee/Consultant Stock Compensation Plan. The Registration Statement was effective upon filing. Since that time, the Company has issued 1,000,000 shares pursuant to the Registration

Statement to three (3) persons. Two (2) of these persons serve as consultants to the Company and provide bona fide services not in connection with market making nor capital raising activities and the third is the Company's legal counsel.

     In October 2001, the Company incorporated a second (2nd) wholly owned subsidiary named Transportation Safety Lights, Inc. The subsidiary was formed to pursue the business plan of the parent corporation prior to the reverse merger.

     In October 2001, the Company issued 28,000 shares of its restricted common stock to Western States Contracting, Inc. for services rendered on behalf of the Company. For such offering, the Company relied upon the 506 Exemption and
Section 90.530(11) of the Nevada Code.

     For such offering, the Company relied upon the following facts: the transaction was part of an issue in which (a) there were no more than twenty-five (25) purchasers in Nevada, other than those designated in subsection 10, during any twelve (12) consecutive months; (b) no general solicitation or general advertising was used in connection with the offer to sell or sale of the securities; (c) no commission or other similar compensation was paid or given, directly or indirectly, to a person, other than a broker-dealer licensed or not required to be licensed under this chapter, for soliciting a prospective purchaser in Nevada; and (d) one of the following conditions was satisfied: (1) the seller reasonably believed that all the purchasers in Nevada, other than those designated in subsection 10, were purchasing for investment; or (2) immediately before and immediately after the transaction, the Company reasonably believed that its securities were held by fifty (50) or fewer beneficial owners, other than those designated in subsection 10, and the transaction was part of an aggregate offering that did not exceed $500,000 during any twelve (12) consecutive months.

     In November 2001, the Company filed a Current Report on Form 8-K disclosing a change of the Registrant's Certifying Accountant from G. Brad Beckstead to Durland & Company, Certified Public Accountants. Prior to such engagement, the Registrant had not consulted Durland & Company on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with G. Brad Beckstead.

Discussion and Analysis

     The Company is incorporated in the State of Nevada. It changed its name to the current name in connection with a share exchange between the Company and WQI in September 2001 (the "Agreement"). The Company's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "ASGG". Its executive offices are presently located at 660 South Hughes Boulevard, Elizabeth City, NC 27909. Its telephone number is (252) 331-1799 and its facsimile number is (252) 331-1984.

     The Company was incorporated on February 16, 2000 to market to the trucking industry innovative safety lights developed by the Company's founders. The Company believed that its products would improve the safety and efficiency in the trucking and logistics industries. The Company expected that its products would significantly reduce the number of vehicles colliding with truck-trailer tandems making wide turns, primarily at intersections. This would reduce (a) casualty losses, (b) property losses, and (c) equipment and manpower downtime. The Company's flagship product, the Transportation Safety Light, consists of a flasher assembly encased in a durable aluminum housing. The light housing attaches to the butt plate of the trailer or float at the same position where mud flaps are attached. As the driver is preparing to turn, the Transportation Safety Light emits a flashing message from the right or left rear of the trailer or float as a warning to vehicles approaching from behind. The illuminated message reads: "CAUTION WIDE RIGHT (or LEFT) TURN NO PASSING". The "CAUTION" portion of the message flashes through a safety amber-colored Plexiglas plate. The Company believes that a flashing message will provide a more effective warning to motorists in danger of collision than the traditional blinking turn signal.

     In September 2001, at the time it acquired American Senior Golf Association, Inc. as a wholly-owned subsidiary, its purpose changed to American Senior's initial purpose. However, the Company has recently incorporated a wholly owned subsidiary named Transportation Safety Lights, Inc. for the purpose of continuing the Company's former business plan.

     The Company was still in the development stage until September 2001 when the Share Exchange took place between WQI and the Company and is still emerging from that stage. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     Since the Share Exchange, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations -For the Nine Months Ending September 30, 2001 and September 30, 2000

Financial Condition, Capital Resources and Liquidity

     For the nine (9) months ended September 30, 2001 and September 30, 2000, the Company recorded $511,000 revenues and revenues in the amount of $912,000 respectively. The reason for the $401,000 decrease in revenues is that four (4) tournaments were held this year as compare to nine (9) tournaments last year.

     For the nine (9) months ended September 30, 2001 and September 30, 2000, the Company had salary expenses of $139,000 and $149,000.

     For the nine (9) months ended September 30, 2001 and September 30, 2000, the Company had selling, general and administrative expenses of $17,000 and $8,000 respectively.

     For the nine (9) months ended September 30, 2001 and the quarter ended September 30, 2000, the Company had total operating expenses of $268,000 and $416,000 respectively.

Net Losses

     For the nine (9) months ended September 30, 2001 and September 30, 2000, the Company reported a net loss from operations of $266,000 and $737,000 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At September 30, 2001, the Company employed two (2) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. Although, the golf industry is not closely linked to technological advances, it occasionally calls for investment in new technology. Therefore, the Company must continually invest in the technology to provide the best quality products and services to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

     Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     In September 2001, the Company acquired all of the outstanding capital stock of American Senior Golf Association, Inc., a Delaware corporation from WQI in a reverse acquisition pursuant to a share exchange agreement. WQI tendered to the Company all issued and outstanding shares of common stock of American Senior Golf Association, Inc. in exchange for 16,321,750 shares of common stock of the Company. The reorganization was accounted for as a reverse acquisition. A majority of the Company's shareholders approved this action by consent.

     The Company filed two (2) amendments to its Articles of Incorporation. The first, filed September 24, 2001, changed the Company's name from Transportation Safety Lights, Inc. to ASGA, Inc. The second, filed October 1, 2001, increased the authorized capital stock of the Company to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. Consents for both actions ere signed by a majority of shareholders.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.        Description
------------      --------------------------------------------------------
2.1      [4]      Share Exchange Agreement between Transportation Safety Lights, Inc. and World
                  Quest, Inc. dated September 11, 2001.

3.(i).1  [1]      Articles of Incorporation of Transportation Safety Lights, Inc. filed February 16,
                  2000.

3.(i).2  [5]      Articles of Amendment of Articles of Incorporation filed September 27, 2001.

3.(i).3  *        Articles of Amendment of Articles of Incorporation filed October 1, 2001.

3.(ii).1 [1]      Bylaws of Transportation Safety Lights, Inc.

4.1      [3]      Consulting Agreement between the Company and Scott Bleazard.

4.2      [3]      Consulting Agreement between the Company and Stephen Brock.

5.1      [3]      Opinion of Harold P. Gewerter and Associates.

5.2      [5]      Opinion of Mintmire & Associates.

10.1     [2]      Design and Manufacturing Agreement dated March 21, 2001.

10.2     [5]       ASGA, Inc. Year 2001 Employee/Consultant Stock Compensation Plan.

23.1     [3]      Consent of Harold P. Gewerter and Associates (included in Exhibit 5.1).

23.2     [3]      Consent of G. Brad Beckstead, CPA.

23.3     [5]      Consent of G. Brad Beckstead, CPA.

16.1     [6]      Letter on change of certifying accountant pursuant to Regulation SK Section
                  304(a)(3).
-----------------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed April 30, 2001.

[2] Incorporated herein by reference to the Company's Quarterly Report on Form 10QSB filed May 29, 2001.

[3] Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed August 1, 2001.

[4] Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 21, 2001.

[5] Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed October 2, 2001.

[6] Incorporated herein by reference to the Company's Current Report on Form 8-K filed November 9, 2001.

*    filed herewith

     A Current Report on Form 8-K was filed by the Company on September 21, 2001. The report disclosed a change of control of the Company following a share exchange conducted between the Company and World Quest, Inc., a Nevada corporation on or about September 11, 2001, which resulted in the issuance by the Company of 16,321,750 shares of the Company's common stock.

     A Current Report on Form 8-K was filed by the Company on November 9, 2001. The report disclosed a change in the Registrant's Certifying Accountant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   ASGA, INC.
                                  (Registrant)


Date November 19, 2001           By: /s/ Tom Kidd
                                 --------------------------------
                                 Tom Kidd, President and CEO

                                 By: /s/ Vera L.  Harrell
                                 --------------------------------
                                 Vera L. Harrell, Secretary