Form 10KSB
period 2001-12-31
ASGA INC /NV
filed 2002-04-15
CIK 1139220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to _______________

                        Commission file number: 000-28113

                                   ASGA, INC.
                 (Name of Small Business Issuer in Its Charter)

                    Nevada                                    88-0451101
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

660 South Hughes Boulevard, Elizabeth City, NC                   27909
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (252) 331-1799
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year were $160,960.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 2, 2002 was $9,523,323 (based on the average bid and ask price of $5.36).

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 11, 2002 was 21,860,168. On March 4, 2002, our Board of Directors, by unanimous written consent, adopted a resolution to effect a 200-to-one reverse split of our outstanding stock. Except as otherwise expressly noted, no share or per-share data has been presented to give effect to the retroactive application of the reverse stock split.

     Transitional Small Business Disclosure Format (check one): Yes ____ No__X__

                                     Part I

Item 1. Description of Business.


                              BUSINESS DEVELOPMENT

ASGA, Inc., a Nevada corporation, was incorporated on February 16, 2000 in the State of Nevada under the name "Transportation Safety Lights, Inc." In September 2001, Transportation Safety Lights, Inc. acquired American Senior Golf Association, Inc. in a transaction described in more detail below and changed its name to "ASGA, Inc." The common stock of ASGA, Inc. currently is quoted on the OTC Bulletin Board under the symbol "ASGA". The executive offices of ASGA, Inc. are located at 660 South Hughes Boulevard, Elizabeth City, NC 27909, its telephone number is (252) 331-1799 and its facsimile number is (252) 331-1984. Whenever we refer in this Annual Report on Form 10-KSB to the "Company," "we," "us" or "our," we are referring to ASGA, Inc., a Nevada corporation, and all of its subsidiaries.

On September 8, 2001, the Company and World Quest, Inc. ("WQI") entered into an Agreement for the Exchange of Common Stock, under which the Company issued 16,321,750 shares of common stock to WQI in exchange for all of the issued and outstanding stock of American Senior Golf Association, Inc., a Delaware corporation ("American Senior Golf"), as a result of which American Senior Golf became a wholly owned subsidiary of the Company.

Following the acquisition of American Senior Golf, we established a wholly owned subsidiary named "Transportation Safety Lights, Inc." ("TSL"). Through TSL, we are continuing to pursue our original business plan of developing and marketing innovative tractor-trailer truck safety lights developed by our founders.

Since December 31, 2001, when our most recent fiscal year ended, we effected a 200-to-1 reverse stock split and a significant restructuring of our golf-related businesses. We entered into these transactions to increase the price per share of our common stock and to eliminate approximately $1.6 million of debt from our balance sheet. We believe that we are now more attractive to potential investors than we were prior to these transactions.

Our subsidiary American Senior Golf transferred the ASGA Tour and related assets to the Company in exchange for cancellation of debt of approximately $37,500 that was owed to us by American Senior Golf. Immediately following this transfer, we sold the stock of American Senior Golf to its management in exchange for a commitment from management to make a capital contribution to American Senior Golf of approximately $1.6 million, which was approximately equal to the indebtedness then owed by American Senior Golf to its creditors. As a part of the transaction, we entered into a Strategic Alliance Agreement with American Senior Golf, to secure membership services for participants in the ASGA Tour and promotion of ASGA Tour events. We will invite members of the various member programs operated by American Senior Golf to participate in ASGA Tour events. We also gave American Senior Golf a license to use the "ASGA" name and logos to show its affiliation with us and the ASGA Tour. Except as otherwise expressly noted, none of the information in this Annual Report on Form 10-KSB reflects this restructuring.

                                  OUR BUSINESS

ASGA, Inc. is a diversified holding company engaged in two principal lines of business. Through our subsidiary American Senior Golf, we operate the ASGA Tour, the premier intermediary professional golf tour in the United States, open to professional and highly skilled amateur golfers aged 45 and older, and the American Senior Golf Association, a membership business devoted to professional and amateur golfers aged 45 and older. Through our subsidiary TSL, we are developing and marketing innovative safety lights for the trucking industry.

     American Senior Golf Association

American Senior Golf operates the ASGA Tour and the American Senior Golf Association. The ASGA Tour consists of tour-caliber events for PGA Tour professionals 45 years of age and older who are preparing for the Senior PGA Tour and non-exempt professionals on the Senior PGA Tour.

     The Golf Industry

As the oldest organized sport in the world, golf is an exciting preoccupation for over 26 million Americans. The game's ongoing vitality is evidenced by its ability to attract participants regardless of demographic strata and skill groups. Over the last 50 years the game and business of golf have grown enormously. The game has been transformed from a sport enjoyed by few to one enjoyed by a broad cross section of society.

The vitality of golf is seen in the growth of the number of players over the last 50 years, increasing from 3.5 million in 1950 to 26.4 million in 1998. Though this growth has come in waves, the game has grown more than seven-fold in terms of participants since 1950, making it one of the most widely enjoyed leisure pastimes in the United States. The European golfer population has been estimated to have grown 56% from 1.6 million in 1988 to 2.5 million in 1995 and is forecast to grow to 2.9 million by 1998.

The growth of public access golf facilities has increased enormously over the last 50 years. In 1950 nearly two out of three golf courses were restricted to members and their guests. Today, that ratio has reversed as public access golf courses now represent over 70% of all golf facilities in the United States.

According to the United States Golf Association (the "USGA") in "Golf Participation in the United States," golf today is played by people from all walks of life. Approximately 43% of all golfers come from households headed by professionals or managers and another approximately 38% come from homes headed by blue-collar and clerical workers. The remaining approximately 19% consists of retirees and other persons. The U.S. golfer population currently stands at approximately 25 million players, of which approximately 11 million are "core golfers" (those who play 8 or more rounds per year). Of these core golfers, approximately 5 million play 25 or more rounds per year. According to the NGF, in 1997, the number of first-time players reached a record high of nearly three million, a 51.2% increase over the nearly two million beginners in 1996. Approximately 48% of all golfers are between the ages of 18 and 39. Senior golfers (over age 50) make up approximately 26% of the golf population.

Over the more recent past, there has been strong growth in industry revenues. According to the National Golf Foundation (the "NGF") in "Trends in the Golf Industry 1986-1996," U.S. golfers spend more than $15 billion a year on equipment, related merchandise and playing fees.

Over the past decade, golf industry revenue growth, estimated at 7.5% per year, has come mainly from an increase in spending and pricing rather than from growth in golfers. The growth in equipment spending has come from both pricing and volume increases. From 1986 to 1998, the golf equipment sector enjoyed dramatic growth. In 1986, about 10 million units were sold at wholesale, growing to 22 million units in 1998. During this time, the average wholesale price paid per club doubled.

Adjusting for inflation, golf course fee revenue doubled from $7 billion to $14 billion over the past 11 years. About one-third of the increase ($2.4 billion) came from new players and two-thirds ($4.7 billion) came from increases in price per round. Thus, the growth in greens fee revenue has come mostly from real pricing increases on a per-round basis, and only to a much lesser extent from new players.

The strong economic growth in the business of golf over the past decade has been driven by increases in per capita spending. As important as they have been to the economic growth of the industry, future increases will be difficult to sustain in the absence of growth in the number of golfers and rounds played.

In 1998, the USGA estimated that there were approximately 78 million "baby boomers" in the United States. According to the NGF, the average golfer in his or her 40s or 50s plays 32.8% and 93.6% more rounds annually than the average golfer in his or her 30s, respectively. In addition, the average golfer in his or her 60s plays 217.6% more rounds than the average golfer in his or her 30s. As a result, it is believed that as the "baby boom" population reaches its peak golf-playing age, sales of golf-related equipment will continue to increase. Similarly, "echo boomers," or the children of the baby boom generation, who now constitute a large portion of new golfers, will have a similar impact on the golf industry as they continue to age.

Over the next decade, the combination of both natural population growth and favorable demographic changes (especially the aging of the baby boomers), the golf industry can expect a natural addition of approximately 3 to 4 million golfers and 100 million rounds over the next decade. This translates into a growth rate of 1% to 2% per year.

A huge latent demand of 41 million Americans who want to play or play more exists. If industry stakeholders stimulate only a small portion (20% to 30% over 12 years) of an estimated 41 million highly interested players and potential players, then rounds played could grow at 3% to 4% per year, or twice the rate of the "natural growth" scenario and the number golfers could grow to 34 million and the number rounds played to 780 million. Awareness and trial are at an all-time high. Most macro-trends are favorable. Now is an excellent time to take advantage of golf's growth opportunities.

These "high-potential" candidates are the best opportunity for golf to grow its ranks of committed golfers. There are four groups of candidates:

o Current Players. The largest opportunity for growth rests among those presently playing less than 25 rounds per year. There are over 14 million current golfers who have a high interest in the game and desire to play more.

o Former Golfers. Twelve million former golfers (out of a total of 42 million adult former golfers) indicate that they have a high interest in becoming committed golfers. These people though, have specific barriers inhibiting their return to the game, including environment, cost of play, difficulty learning the game and no one to play with.

o Non-golfers. Only about 7 million (representing about 5%) of the 130 million non-golfers are highly interested in the game.

o    Junior Golf  Opportunity.  There are 51 million  juniors in the US age 5 to
     17. Fifteen to eighteen percent of these juniors would like to play more. Less than 10% presently play golf. Encouraging for the industry is the fact that juniors who presently play golf really enjoy the game. Juniors who play golf like it nearly as much as team sports and more than other individual sports.

     Our Unique Market Opportunity

The sport of professional golf has been dominated for many years by the tours operated by the Professional Golf Association of America (the "PGA"): the PGA Tour, for qualifying players under age 50, and the Senior PGA Tour, for qualifying players 50 and over. Several years ago the PGA launched a developmental tour for younger players, known today as the Buy.com Tour. Growth of the major tours has been nothing short of phenomenal. The number of events, purses, and television coverage is at record highs.

There is a specific niche among qualified players aged 45 to 49 which is underserved by the PGA's three tours. This age group includes significant players under 50 with great careers who have been eclipsed by younger players on the PGA Tour but are not yet eligible for the Senior PGA Tour. In addition, many professionals on the Senior PGA Tour are constantly being replaced by players who are graduating from the PGA Tour to the Senior PGA Tour and have preferred status due to their position on the career earnings list. Among these two groups of highly skilled but underserved older players, the opportunity exists to develop a transitional or intermediary tour. We are developing the ASGA Tour to supplement the PGA and Senior PGA Tours, provide new markets for tour-caliber events, and provide corporate America with cost-effective sponsorship programs to capitalize on the demographics and popularity of golf.

The ASGA Tour stands to benefit from several major forces within the pro golf tour industry:

1. Event markets that want tour-caliber events and the economic benefit that accrue. The PGA Tour, the Senior PGA Tour and the Buy.com Tour each play a limited number of events per year. With each tour playing a number of events at permanent locations (such as The Masters, which is played at Augusta National Golf Club each year), the number of golf courses capable of handling the major tours' events simply is larger than the number of events on the tours, and is increasing annually through new construction and renovation of existing courses.

2. Corporate sponsors that desire to utilize the popularity of golf through cost-effective sponsorship programs to develop or launch branding campaigns, entertain customers, and develop new markets. Golf appeals across a wide variety of demographics, but generally is characterized by participants who have disposable income, travel, invest, and make large-ticket purchases.

3. The number of great professionals transitioning from the PGA Tour to the Senior PGA Tour. This consists of two groups of players: players under 50 who have been eclipsed by younger players on the PGA Tour but are not yet eligible for the Senior PGA Tour; and players on the Senior PGA Tour who have been replaced, due to relative status on the career earnings list, by players graduating from the PGA Tour to the Senior PGA Tour.

4. Our ability to consummate acquisitions to compress our supply chains and to grow the company horizontally and vertically. We expect to pursue targeted acquisitions of businesses that can provide necessary services, such as printing, to avoid the additional costs of obtaining these services from outside providers.

With our experienced personnel, tour-caliber events, quantity of "household name" professional golfers, cost-effective corporate sponsorships, and media platform, we are uniquely positioned to take advantage of this market niche.

We intend to develop the ASGA Tour through the establishment of fully sponsored tour events, television revenue, acquisitions, development of our special events services division, and the establishment of revenue sharing programs with other appropriate organizations. The ASGA Tour already has built a significant media platform in television, radio, and print. We believe that we can grow without significant debt and contain total overhead costs to less than $500,000 per year. During the year ended December 31, 2001, our overhead costs were under $300,000.

     Operations

Tour Events. ASGA Tour events are week-long events conducted similarly to PGA Tour events and with all of the amenities associated with them, including:

o Junior Clinics, teaching golfing skills to juniors under age 18 and developing the next generation of golfing enthusiasts

o Pro-Am competitions, giving amateur golfers the opportunity to meet ASGA Tour professionals and put their golfing skills to the test

o Electronic leaderboards on the course and at the 18th green, providing instantaneous information about the standings of players in an event

o    Wireless scoring accessible by fans with wireless computers and phones

o    Galleries to give fans a better view of the on-course action

o Hospitality facilities and skyboxes to provide guests with more luxurious amenities

As the "ASGA Tour" brand grows, we expect that participation by players, fans, and sponsors will increase.

Staffing requirements for an ASGA Tour event includes a Director of Event Operations, a Tournament Director, Tournament Coordinators, a Volunteer Coordinator, official scoring, Rules Officials, administration, a Site Manager, and site crew. We contract with quality personnel to conduct ASGA Tour events. Additionally, for each ASGA Tour event, we contract with a local charity or charities to provide volunteer staff for each event, primarily for site crew. Our permanent staff is selF-contained and moves from event city to event city.

Special Events Services. During the second quarter of 2002, we expect to launch a Special Events Services division, which will be directed at corporations, sports organizations, and associations who have golf outings. Many avid golfers would like to compete in a tour event atmosphere but will never get the chance. Our Special Events Services will provide these groups with the experience of being "inside the ropes" at a tour event at an affordable price.

     Marketing

Television Exposure. We are developing a relationship with The Golf Channel, the leading global provider of golf entertainment, information and services, under which we expect The Golf Channel to broadcast an increasing number of ASGA Tour events in 2002 and 2003. The Golf Channel offers unprecedented reach to the highly desirable target market of golf enthusiasts. The Golf Channel estimates it currently has 33 million subscribers in the United States, which it expects to grow to 43 million in 2002.

There are 7,500 golf courses in the United States, with an average of 1.5 television sets per facility. 42% of core golfers watch The Golf Channel for an estimated 45 minutes per week, which means that approximately 102 million core golfer impressions are delivered by the Golf Channel at golf facilities in the United States. A message screened over The Golf Channel has the potential to reach 5.8 million golf influencers an estimated 17.5 times, all within 100 feet of the point of sale.

Sponsorships. We seek sponsorships that provide us with revenue and provide our sponsors with cost-effective and customized sponsorships and media platforms that build their brand and increase their sales. Our sponsors can be divided into two principal categories: event sponsors and Tour sponsors.

For each ASGA Tour event, we seek sponsors in the following areas:

o    Tile Sponsor ("The XYZ Company Invitational")

o    Presenting Sponsor ("The Easton Invitational presented by XYZ Company")

o Pro-Am Sponsor, the title sponsor of the pro-am event associated with a Tour event ("The XYZ Company Pro-Am")

o Leaderboard and Scoreboard Sponsors, either the sponsor for the electronic leaderboard located on the 18th hole at each Tour event, one of the sponsors of the official scoreboard or an advertiser on the on-course electronic leaderboards

o Junior Clinic Sponsor, the title sponsor of the Junior Clinic that takes place during the week before a Tour event

o    Media Sponsors, the hosts for the ASGA Tour event's media facility

o    Pairings Sheet Sponsor, whose name appears on the daily insert

o    Signage Sponsors, for signage around the tees and greens

o    Hospitality Tents and Skyboxes for guests

o Exhibitors of golfing merchandise, golf clubs and other golF-related interests

Depending on the level of sponsorship, each sponsorship provides the sponsor with advertising in the official program for the ASGA Tour event, advertising in the ASGA Tour's magazine and media coverage in connection with the ASGA Tour event, as well as playing positions in the Pro-Am event, event passes and similar benefits.

We also are seeking Tour-wide sponsors, including:

o A title or presenting sponsor for the ASGA Tour ("the XYZ Company ASGA Tour" or "the ASGA Tour presented by XYZ Company")

o Title sponsors for our planned Amateur Division for highly qualified amateur players and for our planned Special Division for players over 60;

o Title sponsors for one or more series of ASGA Tour events, such as a West Coast Series or a Southeastern Series; and

o "Official sponsors" of the ASGA Tour (such as "the Official Airline of the ASGA Tour") in the areas such as the following:

o    Airline

o    Rent-a-car

o    Clothing

o    Equipment

o    Nutritional food

o    Financial services

o    Transportation

o    Fitness equipment

o    Equipment repair

o    Lodging

o    Scoring System


We believe that, through our relationship with the Golf Channel, we can provide sponsors with a high number of impressions at a cost-effective rate, making advertising and sponsorship of the ASGA Tour a bargain when compared to other sporting events, especially the PGA and Senior PGA Tours.

     Transportation Safety Lights

Charles A.  Keller and  Richard  Pope,  the  Company's  founders,  were the sole
inventors,   and  subsequent  developers  of  an  innovative  safety  light  for tractor-trailer trucks. Mr. Keller and Mr. Pope believed that:

o collisions of tractor-trailer trucks in the process of making a wide turn (primarily at intersections) and other vehicles were growing at alarming rates

o these collisions increased both the direct costs to tractor-trailer truck operators and other drivers of casualty and property losses, and the indirect costs to tractor-trailer truck operators of equipment and manpower downtime

o the current safety measure, a sticker affixed to a truck that reads "CAUTION - This Vehicle Makes Wide Turns" did not appear effective, not least because it had become a part of the landscape and therefore did not command the attention of drivers

o the truck-transportation industry would benefit from a device commanding more attention than the existing sticker.

For these reasons, they developed TSL's flagship product, the Transportation Safety Light. The Transportation Safety Light consists of a flasher assembly encased in a durable aluminum housing. The light housing attaches to the butt plate of the trailer or float at the same position where mud flaps are attached. As the driver is preparing to turn, the Transportation Safety Light emits a flashing message from the right or left rear of the trailer or float as a warning to vehicles approaching from behind. The illuminated message reads:
"CAUTION WIDE RIGHT (or LEFT) TURN NO PASSING". The "CAUTION" portion of the message flashes through a safety amber-colored Plexiglas plate. TSL believes that a flashing message will provide a more effective warning to motorists in danger of collision than a blinking turn signal or a non-illuminated sticker.

TSL continues in a development stage. We are continuing to develop distribution channels for the Transportation Safety Light, principally through industry trade shows. We are seeking manufacturing partners for TSL and developing its marketing platform.

     Competition

     Golf

The Company believes there is no direct competition for the ASGA Tour. There are several mini-tours operating on a localized basis with no significant sponsorship or media platform. To date, the PGA Tour has not indicated an interest in developing a competing tour. Several players recently have discussed publicly the establishment of a "Majors Tour," to be limited to 20 to 30 players who have won the PGA Tour's major tournaments (The Masters, the U.S. Open, the British Open and the PGA Championship). Because participating players would forfeit their eligibility for the PGA Tour, we do not expect the "Majors Tour" to become reality. Further, because such a tour generally would draw players other than the "transitional" players around which the ASGA Tour has been designed, we do not believe that the "Majors Tour," if organized, would have a significant impact on the ASGA Tour.

We are not aware of any other organization in the U.S. offering services similar to our planned Special Events Services.

     Transportation Safety Equipment

TSL's competition is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods. However, we are not aware of any other company that presently markets a product similar to the Transportation Safety Light.

     Employees

At December 31, 2001, the Company employed two persons. Neither of these employees were represented by a labor union for purposes of collective bargaining. We considers our relations with our employees to be excellent. As noted above, we contract with quality professional personnel to manage ASGA Tour events and with a local charity or charities at each ASGA Tour event location to provide volunteers for that event. We expect to employ additional personnel as needed, principally through these and similar contractual relationships.

                           REPORTS TO SECURITY HOLDERS

ASGA, Inc. is a "public company," and therefore we are subject to the informational requirements of the Securities Exchange Act of 1934. To comply with those requirements, we file annual reports, quarterly reports, periodic reports and other reports and statements with the Securities and Exchange Commission. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room, at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which you can access electronic copies of materials we file with the SEC.

Item 2. Description of Property.

We lease approximately 500 square feet of space in Elizabeth City, North Carolina on a month-to-month basis for our corporate office and operations. Our monthly rental charge for these offices is approximately $300 per month. As noted above, our principal business is the operation of the ASGA Tour, and the necessary personnel generally follow the ASGA Tour from location to location.
For these reasons, we believe that our present offices, while small, are adequate for our current needs and our needs in the immediate future.

Item 3. Legal Proceedings.

From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. At present, we are not involved in any legal proceedings nor are we party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the year ended December 31, 2001, a proposal to approve and adopt the ASGA, Inc. Year 2001 Employee/Consultant Stock Compensation Plan (the "2001 Plan") was submitted to a vote of our stockholders. The proposal was ratified, and the 2001 Plan was approved and adopted, by the written consent of stockholders holding a majority of the outstanding shares of our common stock.




                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.


     Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "ASGA." The following table sets forth the range of high and low bid information for the periods indicated since August 21, 2001, when quotations for our common stock first were reported on the OTC Bulletin Board:

2001                                                 High                  Low
Third Quarter (August 21 to September 30)           $2.00                 $0.10
Fourth Quarter (October 1 to December 31)           $0.60                 $0.06

High and low quotation information was obtained from data provided by Charles Schwab & Co. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

As of April 11, 2002, we had 58 stockholders of record of our common stock.

     Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently plan to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends[, although we have no current plans to do so]. Any future determination to pay cash dividends will be at the discretion of our board of directors.

     Recent Sales of Unregistered Securities

During the year ended December 31, 2001, no securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act") were sold by the Company except as follows:

1. As described above, on September 8, 2001, the Company acquired all of the outstanding capital stock of American Senior Golf from WQI in a reverse acquisition. Pursuant to a share exchange agreement between the Company and WQI, WQI tendered to the Company all of the issued and outstanding shares of common stock of American Senior Golf, and the Company issued to WQI 16,321,750 shares of the Company's common stock. As of the close of business on September 7, 2001, the last trading day prior to the completion of the transaction, the price of a share of the Company's common stock was $0.10. Accordingly, the value of the consideration received by the Company in exchange for the shares issued to WQI was $1,632,175. The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

2. In October 2001, the Company issued 28,000 shares of its common stock to Western States Contracting, Inc. for services rendered on behalf of the Company. As of the close of business on October 1, 2001, the last trading day prior to the completion of the transaction, the price of a share of the Company's common stock was $0.35. Accordingly, the value of the services received by the Company in exchange for the shares issued to Western States Contracting was $9,800. The Company relied upon an exemption from registration pursuant to Rule 506 adopted under the Securities Act. Specifically, the sale was made to a single purchaser with sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company's common stock; no general solicitation or general advertising was used in connection with the sale of the securities; and the Company furnished to Western States Contracting copies of all of the Company's reports filed with the SEC prior to the date on which the shares were issued.

Item 6. Management's Discussion and Analysis of Plan of Operation.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

     Overview

We were incorporated in the State of Nevada on February 16, 2000 under the name "Transportation Safety Lights, Inc." to market innovative safety lights developed by the Company's founders. Our founders believed that our products would improve the safety and efficiency in the trucking and logistics industries by significantly reducing the number of vehicles colliding with tractor-trailer trucks making wide turns, primarily at intersections. A reduction in the number of these collisions in turn would reduce (a) casualty losses, (b) property losses, and (c) equipment and manpower downtime.

On September 8, 2001, the Company and World Quest, Inc. ("WQI") entered into an Agreement for the Exchange of Common Stock, under which the Company issued 16,321,750 shares of common stock to WQI in exchange for all of the issued and outstanding stock of American Senior Golf Association, Inc., a Delaware corporation ("American Senior Golf"), the operator of the ASGA Tour, and the American Senior Golf Association, a membership business devoted to professional and amateur golfers aged 45 and older. As a result of this transaction, American Senior Golf became a wholly owned subsidiary of the Company and we changed our name to "ASGA, Inc."

Following the acquisition of American Senior Golf, we established a wholly owned subsidiary named "Transportation Safety Lights, Inc." ("TSL"). Through TSL, we are continuing to pursue our original business plan of developing and marketing innovative tractor-trailer truck safety lights developed by our founders. However, our primary business focus is on developing the ASGA Tour as the premier intermediary professional golf tour in the United States for professional and highly skilled amateur golfers aged 45 and older.

Since December 31, 2001, when our most recent fiscal year ended, we effected a 200-to-1 reverse stock split and a significant restructuring of our golf-related businesses. Our subsidiary American Senior Golf transferred the ASGA Tour and related assets to ASGA, Inc. in exchange for cancellation of debt of approximately $37,500 that was owed to ASGA, Inc. by American Senior Golf. Immediately following this transfer, we sold the stock of American Senior Golf to its management in exchange for a commitment from management to make a capital contribution to American Senior Golf of approximately $1.6 million, which was approximately equal to the indebtedness then owed by American Senior Golf to its creditors. As a part of the transaction, we entered into a Strategic Alliance Agreement with American Senior Golf, to secure membership services for participants in the ASGA Tour and promotion of ASGA Tour events. We will invite members of the various member programs operated by American Senior Golf to participate in ASGA Tour events. We also gave American Senior Golf a license to use the "ASGA" name and logos to show its affiliation with us and the ASGA Tour. Except as otherwise expressly noted, none of the information in this Annual Report on Form 10-KSB reflects this restructuring. We entered into these transactions to increase the price per share of our common stock and to eliminate approximately $1.6 million of debt from our balance sheet. We believe that we are now more attractive to potential investors than we were prior to these transactions. As discussed below, we also believe that these transactions have improved our overall liquidity position.

  Results of Operations for the Twelve Months ended December 31, 2001 and 2000

     Financial Condition, Capital Resources and Liquidity

For the years ended December 31, 2001 and 2000, the Company recorded fee revenue of $161,000 and $863,000 and sponsorship revenue of $351,000 and $58,000, respectively. Total revenue was $512,000 and $921,000, respectively. The decline in revenue was the result of our holding 4 Tour events in 2001 and 9 events in 2000. The main reason for this decline in events was a shortage of cash to support the costs associated with the events which must be paid prior to collecting any revenue. In addition, the two sponsors failed to pay their sponsorship fees, which created this cash shortfall.

For the years ended December 31, 2001 and 2000, the Company recorded cost of sales of $327,000 and $1,262,000, respectively, of which purses paid was $175,000 and $884,000. The decline in cost of sales was the result of our holding 4 Tour events in 2001 and 9 events in 2000.

For the years ended December 31, 2001 and 2000, the Company recorded gross margin of $186,000 and ($341,000), respectively. This was principally due to the increase in sponsorship revenue of $293,000.

For the years ended December 31, 2001 and 2000, the Company recorded selling, general and administrative expenses of $1,200,000 and $517,000, respectively. The increase of $683,000 is principally composed of two non-cash charges:
$537,000 for common stock issued for services and $351,000 in bad debt expense. The $205,000 difference is the result of the Company controlling its expenses.

     Net Losses

For the years ended December 31, 2001 and 2000, the Company recorded net losses of $1,032,000 and $861,000, respectively.

The Company's ability to continue as a going concern is dependent on its ability to obtain sufficient cash to allow it to hold at least 10 events annually, inclusive of paying sponsors for these events, as well as being able to control certain of its event related expenses. The Company is exploring several opportunities which would allow it to both vertically and horizontally integrate in an effort to lower event costs.

     Liquidity

The Company has virtually no liquidity at December 31, 2001, as its liabilities exceed its current assets by $1,412,000. Had the two sponsors paid their sponsor fees as contracted for, the Company may have been able to hold more than four events in 2001, which may have provided sufficient liquidity to reduce the Company's current debt.

The Company is actively seeking additional funding to allow it increase the number of events in 2002. In March 2002, the Company transferred its principal subsidiary, American Senior Golf Association, Inc. to the principal stockholder of the Company as described above. Virtually all of the Company's liabilities were transferred in this transaction.

Item 7. Financial Statements.

The consolidated financial statements of the Company, together with the report thereon of Durland & Company, Certified Public Accountants, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.
                                                                            Page
AGSA, Inc. Consolidated Financial Statements
   Independent Auditors' Reports.......................................F-2 & F-3

   Consolidated Balance Sheets at December 31, 2000 and 2001.................F-4

   Consolidated Statements of Operations for the years ended
        December 31, 2000 and 2001...........................................F-5

   Consolidated  Statements of Stockholders' Equity for the period from April 9, 1999 to December 31, 2001..............................F-6

   Consolidated Statements of Cash Flows for the years ended
        December 31, 2000 and 2001...........................................F-7

   Notes to Consolidated Financial Statements................................F-8

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements.

                                  RISK FACTORS

In assessing our prospects, you must consider the risks and difficulties frequently encountered by companies of our stage of development in new and evolving markets. These risks include our ability to:

o    Successfully attract sponsors and media;

o    Manage rapidly changing and expanding operations;

o    Maintain our current, and develop new, strategic partnerships;

o Establish and increase awareness of our brand and strengthen community of interest loyalty;

o    Attract and retain experienced employees at a reasonable cost;

o    Implement and successfully execute our business and marketing strategy;

We also can be negatively affected by general economic conditions and by hard goods industry conditions. Because of our limited operating history and the early stage of development of our market, we have limited insight into trends that might emerge and affect our business. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

     We have incurred losses in the past, and we expect to incur losses in the future

We incurred a loss of approximately $1,032,000 for the year ended December 31, 2000 and have incurred and expects to incur operating losses, net losses and negative cash flow until break-even operations are reached. We intend to rapidly and substantially increase our sales and marketing and operating expenses in an effort to expand our services. We will need to obtain additional financing to pay our expenses, net of any revenues realized, and to make payments on any debt we may incur in the future. We cannot give any assurance that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

     Our limited operating history and recent restructuring efforts makes it difficult to evaluate our business.

In September 2001, we acquired American Senior Golf and completed a significant restructuring of our Company. We entirely changed our business focus, moving from the development, manufacturing and marketing of transportation safety equipment to the development and promotion of the ASGA Tour and related businesses. As a result, we have a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that have undertaken a substantial business restructuring. To address these risks and uncertainties, we must, among other things:

o    continue the development and promotion of the ASGA Tour;

o    complete   development  of  the  Transportation   Safety  Light  and  begin
     manufacturing and distribution;

o    attract, integrate, retain and motivate qualified personnel; and

o    adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives.

     Failure to properly manage our growth would negatively affect our financial condition

As a result of the acquisition of American Senior Golf, we expect to enter a period of significant growth, which may require us to significantly increase the scale of our operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. We expect the increase in operating expenses to be matched by a concurrent increase in revenues. However, our net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of our operations also may cause a significant strain on the Company's management, financial and other resources. Our ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of our expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, we expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     Our quarterly results may fluctuate, which could make financial forecasting difficult and increase volatility in our common stock.

Our revenues and operating results may vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and restructuring, it may be difficult to predict our future revenues and results of operations accurately. It is likely that, in one or more future quarters, our operating results will fall below the expectations of investors. If this happens, the trading price of our common stock is likely to be materially and adversely affected.

     If we lose key members of our personnel, our future success could be limited

Our future success depends on our ability to attract and retain key management, engineering, technical and other personnel. In addition, we must recruit additional qualified management, engineering, technical and marketing and sales and support personnel for our operations. Competition for this type of personnel is intense, and we may not be successful in attracting or retaining personnel. The loss of the services of one or more members of our management group or other key employees or the inability to hire additional qualified personnel will limit our ability to grow our business.

     Our markets are highly competitive, and our business may suffer if we are unable to compete successfully

The market for our golf-related businesses and our trucking safety equipment products are highly competitive. The ASGA Tour currently competes with other providers of golf tournaments, especially the Professional Golf Association of America (the "PGA"). TSL's competition is comprised of companies applying a variety of technologies to enable the safe and efficient movement of people and goods, although no other company presently markets a product similar to the Transportation Safety Light. In this market, we expect additional competition from other emerging and established companies. There can be no assurance that the Company's current and potential competitors will not develop services or products that are more effective than our current or future services and products, or that our services, products and technology will not be rendered obsolete by such developments. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to promotion and sale of their products than us. Our business will suffer if we are unable to compete effectively.

     Concentrated   control  over  our  voting  stock  could  adversely   affect
     stockholders

A majority of our common stock is held by a limited number of stockholders, all of whom are affiliated. As a result, these stockholders are able to exercise control over certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of our common stock could be adversely affected.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 7, 2001, the Company dismissed its accountant, G. Brad Beckstead, as its independent auditor. The decision to change accountants was made so that the accountant for the Company's newly acquired American Senior Golf Association subsidiary could become the independent auditor for the entire Company and was approved by the Board of Directors of the Company.

During 1999 and 2000, the Company's most recent two completed fiscal years, and during the portion of 2001 prior to the date of Mr. Beckstead's termination, the Company has had no disagreements with Mr. Beckstead on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant's report on the financial statements for the past two years has contained an adverse opinion or a disclaimer of opinion or has been qualified or modified as to uncertainty, audit scope or accounting principles. While the audited statements prepared by Mr. Beckstead have contained a going concern qualification, such financial statements did not contain any adjustment for uncertainties stated therein.

The Company has provided Mr. Beckstead with a copy of this disclosure and has requested that a letter be furnished to the Company, addressed to the SEC, stating whether he agrees with the statements made herein or the stating the reasons in which he does not agree. The letter from Mr. Beckstead previously was filed with the SEC as an exhibit to our Current Report on Form 8-K dated November 7, 2001 and is incorporated herein by reference.

On November 7, 2001, the Company engaged the firm of Durland & Company, Certified Public Accountants, as its independent auditors. Prior to such engagement, the Company had not consulted Durland & Company on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with Mr. Beckstead.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information called for by this item is incorporated herein by reference to ASGA's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation.

The information called for by this item is incorporated herein by reference to ASGA's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to ASGA's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to ASGA's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. During the fiscal quarter ended December 31, 2001, the Company filed the following Current Reports on Form 8-K:

1. On November 9, 2001, the Company filed a Current Report on Form 8-K reporting under Item 4 that on November 7, 2001, the Company had dismissed
     G. Brad Beckstead, its independent auditor, and had engaged the firm of Durland & Company, Certified Public Accountants as its independent auditors.

2. On November 26, 2001, the Company filed Amendment 1 to its Current Report on Form 8-K dated September 21, 2001, for the purpose of filing the audited financial statements of American Senior Golf Association, Inc.




                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ASGA, Inc.

                                   By: /s/  Tom Kidd
                                       -------------------------------------
                                       Tom Kidd
                                       President and Chief Executive Officer
                                       Date: April 15, 2002



                                Power Of Attorney

     Each person whose signature appears below hereby appoints Tom Kidd, Vera Harrell and Gerardo M. Balboni, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-KSB, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date
---------                 -----                                   ----
                          President & Chief Executive Officer     April 15, 2002
/s/  Tom Kidd            (principal executive, financial and
-------------             accounting officer)
Tom Kidd

/s/  Vera Harrell         Director and Secretary                  April 15, 2002
-----------------
Vera Harrell

                          Index to Financial Statements




Independent Auditors' Reports..........................................F-2 & F-3

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                          Independent Auditor's Report




The Board of Directors and Stockholders
ASGA, Inc.
Elizabeth City, North Carolina

We have audited the accompanying balance sheets of ASGA, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASGA, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.






Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 21, 2002

                          Independent Auditor's Report


                                February 12, 2001



Board of Directors
Transportation Safety Lights, Inc.
500 N. Rainbow Blvd., Suite 300
Las Vegas, NV 89107

I have audited the Balance Sheet of Transportation Safety Lights, Inc. (a Nevada corporation) (a Development Stage Company), as of December 31, 2000, and the related Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the period February 16, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transportation Safety Lights, Inc., (A Development Stage Company) as of December 31, 2000, and the results of its operations and its cash flows for the period from February 16, 2000 (Date of Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ G. Brad Beckstead
---------------------
G. Brad Beckstead, CPA


                                   ASGA, Inc.
                           Consolidated Balance Sheets



                                                                              December 31, 2001  December 31, 2000
                                                                              ------------------ -------------------
                                   ASSETS
CURRENT ASSETS
   Cash and equivalents                                                      $        4,768     $        2,961
   Accounts receivable, net of allowance for doubtful accounts of
        $351,180 and $0                                                                   0                  0
            Total current assets                                                      4,768              2,961
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                26,286             26,286
        Less: Accumulated depreciation                                               (7,957)            (4,202)
                                                                              ------------------ -------------------
            Total property and equipment                                             18,329             22,084
                                                                              ------------------ -------------------
OTHER ASSETS
    Other assets, net                                                                 1,780             16,375
                                                                              ------------------ -------------------
            Total other assets                                                        1,780             16,375
                                                                              ------------------ -------------------
Total Assets                                                                 $       24,877     $       41,420
                                                                              ------------------ -------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                         $      195,706     $      232,891
    Purses payable                                                                  407,798            232,356
    Accrued salaries and payroll taxes                                               41,523             54,906
    Deferred revenue                                                                      0             35,678
    Short-term loan - bank                                                           71,396             69,348
    Short-term loan - third party                                                   284,308             72,752
    Short-term loans - related parties                                              288,885                  0
    Line of credit - bank                                                            49,623             49,281
    Short-term loans - officers                                                      77,429            202,324
            Total current liabilities                                             1,416,668            949,536
                                                                              ------------------ -------------------
Total Liabilities                                                                 1,416,668            949,536
                                                                              ------------------ -------------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 authorized;
      0 issued and outstanding                                                            0                  0
    Common stock, $0.001 and $1.00 par value, 20,000,000 and 100 shares
      authorized; 21,200,000 and 100 issued and outstanding                          21,200                100
    Additional paid-in capital in excess of par                                     528,307                800
    Retained earnings (deficit)                                                  (1,941,298)          (909,016)
            Total stockholders' equity                                           (1,391,791)          (908,116)
                                                                              ------------------ -------------------
Total Liabilities and Stockholders' Equity                                    $      24,877      $      41,420
                                                                              ================== ===================


     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Operations

                            Years Ended December 31,

                                                                                    2001                2000
                                                                              ------------------ -------------------
REVENUES
    Fees revenue, net                                                        $      160,960     $      862,568
    Sponsorship revenue                                                             351,180             58,115
                                                                              ------------------ -------------------
          Net sales                                                                 512,140            920,683
COST OF SALES
    Purses paid                                                                     175,443            884,378
    Other                                                                           151,136            377,596
                                                                              ------------------ -------------------
          Total cost of sales                                                       326,579          1,261,974
                                                                              ------------------ -------------------
Gross margin                                                                        185,561           (341,291)
OPERATING EXPENSES
    Sales and marketing expense                                                      21,683              7,920
    Salaries                                                                        131,197            225,963
    General and administrative expenses                                             692,623            279,032
    Amortization and depreciation                                                     3,755              3,948
    Bad debt expense                                                                351,180                  0
                                                                              ------------------ -------------------
          Total operating expenses                                                1,200,438            516,863
                                                                              ------------------ -------------------
Operating income                                                                 (1,014,877)          (858,154)
                                                                              ------------------ -------------------
OTHER INCOME (EXPENSE)
    Interest income                                                                      11                 43
    Interest expense                                                                (17,416)            (2,791)
                                                                              ------------------ -------------------
          Total other income (expense)                                              (17,405)            (2,748)
                                                                              ------------------ -------------------
Loss before taxes                                                                (1,032,282)          (860,902)
Income taxes                                                                              0                  0
                                                                              ------------------ -------------------
Net income (loss)                                                            $   (1,032,282)    $     (860,902)
                                                                              ================== ===================
Net income (loss) per common share, basic                                    $        (0.05)    $    (8,609.02)
                                                                              ================== ===================
Weighted average number of common shares outstanding                             21,200,000                100
                                                                              ================== ===================



     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                 Consolidated Statements of Stockholders' Equity





                                                Number of   Common Stock    Additional    Retained        Total
                                                                             Paid-In                   Stockholders'
                                                 Shares                      Capital      Earnings        Equity
                                              ---------------------------- ------------------------------------------
BEGINNING BALANCE, April 9, 1999                         0 $           0  $           0$           0 $           0
Shares issued for cash                                 100           100            800            0           900
Net loss                                                 0             0              0      (48,114)      (48,114)
                                              ---------------------------- ------------------------------------------
BALANCE, December 31, 1999                             100           100            800      (48,114)      (47,214)
Net loss                                                 0             0              0     (860,902)     (860,902)
                                              ---------------------------- ------------------------------------------
BALANCE, December 31, 2000                             100           100            800     (909,016)     (908,116)
Reverse merger                                  19,349,900        19,250         (7,343)           0        11,907
S-8 shares for services                          1,822,000         1,822        530,678            0       532,500
144 shares for services                             28,000            28          4,172            0         4,200
Net loss                                                 0             0              0   (1,032,282)   (1,032,282)
                                              ---------------------------- ------------------------------------------
ENDING BALANCE, December 31, 2001               21,200,000 $      21,200  $     528,307$  (1,941,298)$  (1,391,791)
                                              ============================ ==========================================



     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Cash Flows

                            Years Ended December 31,

                                                                                    2001                2000
                                                                             ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $   (1,032,282)     $     (860,902)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    3,755               3,948
    Bad debt expense                                                               351,180                   0
    Common stock issued for services                                               536,700                   0
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                    (351,180)                  0
    (Increase) decrease in prepaid expenses                                         14,595             (16,955)
    Increase (decrease) in accounts payable                                        (37,186)            226,236
    Increase (decrease in purses payable                                           175,442             232,356
    Increase (decrease) accrued salaries and taxes                                 (13,383)             41,676
    Increase (decrease) in deferred revenue                                        (35,687)             35,678
    Increase (decrease) in accrued interest payable                                  2,390                   0
                                                                             ------------------- -------------------
Net cash provided (used) by operating activities                                  (385,656)           (337,963)
                                                                             ------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                                       0              (6,286)
                                                                             ------------------- -------------------
Net cash provided (used) by investing activities                                         0              (6,286)
                                                                             ------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash received in reverse merger                                                  3,096                   0
    Cash received from bank loan                                                         0              69,430
    Principal payments on bank loan                                                      0                 (83)
    Cash received from third party loan                                            226,042              75,000
    Principal payments on third party loan                                          (8,494)             (2,248)
    Line of credit advances                                                              0              50,000
    Line of credit principal payments                                                    0                (719)
    Cash received on short-term loans - other                                      288,885                   0
    Cash received from officer loans                                                     0             207,723
    Principal payments on officer loans                                           (124,895)            (60,638)
                                                                             ------------------- -------------------
Net cash provided (used) by financing activities                                   384,634             338,465
                                                                             ------------------- -------------------
Net increase (decrease) in cash and equivalents                                     (1,022)             (5,784)
CASH and equivalents, beginning of period                                            5,790              11,574
                                                                             ------------------- -------------------
CASH and equivalents, end of period                                         $        4,768      $        5,790
                                                                             =================== ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                                 $       15,026      $        2,791
                                                                             =================== ===================



     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements



(1)       Summary of Significant Accounting Policies

          The Company ASGA, Inc. conducts business from its office in Elizabeth City, North Carolina.

          The Company was organized under the laws of the State of Nevada on February 16, 2000.

          The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.

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

          d) Accounts receivable and allowance for bad debts At December 31, 2001, the Company's accounts receivable consists of receivables from tournament sponsors.

          e) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $3,948 and $833 for the years ended December 31, 2001 and 2000, respectively.

          f) Principles of consolidation The consolidated financial statements include the accounts of American Senior Golf Association, Inc., its wholly-owned subsidiary. Inter-company balances and transactions have been eliminated.

          g) Significant acquisition In September 2001, the Company purchased the 100% ownership of American Senior Golf Association, Inc. in a reverse acquisition accounted for as a reorganization of American Senior Golf Association, Inc.

(2) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,941,300 expiring $48,000, $861,000 and $1,032,282 at December 31, 2019, 2020
          and 2021, respectively. The amount recorded as deferred tax asset as of December 31, 2001 is approximately $680,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Stockholders' Equity The Company has authorized 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, with 21,200,000 and 0 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

          American Senior Golf Association, Inc. issued 100 shares of its common stock in exchange for $900 in cash to its founders on April 9, 1999. These shares were exchanged for 19,350,000 shares of ASGA, Inc. as part of the reverse acquisition in September 2001.

          Subsequent to the reverse acquisition, the Company issued 28,000 shares of restricted common stock and 1,822,000 shares of S-8 unrestricted common stock in exchange for services, valued at $4,200 and $532,500, respectively.

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

          The Company leases its office space on a month-to-month basis.

(5) Short-Term Debt In October 2000, American Senior Golf Association, Inc. entered into a three-month loan from a local bank in an initial amount of $75,000. This note earns interest at a rate of prime plus 2%, and was due in January 2001. Interest is payable monthly. In October 2000, American Senior Golf Association, Inc. entered into a $50,000 line of credit with another bank. This line bears interest at a rate of prime plus 1%, with interest payable monthly. Both of these credit facilities are personally guaranteed by the President of the Company. In November 2000, the Company entered into a two-year loan from a finance company in the amount of $75,000, which bore interest at a rate of approximately 33%. This loan called for monthly payments of $4,310.15. The Company made the first payment in December 2000, and failed to make the January, February and March 2001 payments. The lender filed suit in April 2001, even though another payment was made in April 2001. The lender obtained a judgment in May 2001.

(6)       Subsequent Events

          a) Stockholders' equity In January 2002, the Company issued 778,000 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2002, the Company completed a 1 for 200 reverse stock split, retiring 21,868,110 shares, increased the authorized common shares to 50,000,000 and preferred shares to 10,000,000. The Company issued 20,000,000 restricted shares to its officers for services, valued at $200,000, and 1,700,000 shares of S-8 unrestricted common shares for services, valued at $3,400,000.

          b) Significant events In March 2002, the Company entered into an agreement with CareerWorth, Inc. (OTC BB: CWRO) whereby CWRO will be designated as event sponsor for 15 ASGA tour events between May 2002 and December 2003. ASGA received 1,300,000 shares of CWRO as payment in full under this agreement.

                                  Exhibit Index

Exhibit No.             Description

2.1 Agreement for the Exchange of Common Stock dated September 8, 2001 between the Company and World Quest, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001, as filed with the Commission on September 21, 2001.

3(i)(a) Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 (File No. 000-32611), as filed with the Commission on April 30, 2001.

3(i)(b) Certificate of Amendment of Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.(i).1 to the Company's Registration Statement on Form S-8 (Registration No. 333-70658), as filed with the Commission on October 2, 2001.

3(i)(c) Certificate of Amendment of Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.(i).3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 19, 2001.

3(ii)     Bylaws of the Company, as amended, incorporated herein by reference to
          Exhibit 3(b) to the Company's Registration Statement on Form 10 (File No. 000-32611), as filed with the Commission on April 30, 2001.

10.1 Design and Manufacturing Agreement dated March 21, 2001 between the Company and Lighting and Electronic Design, Inc., incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2001, as filed with the Commission on May 29, 2001.

10.2 Consulting Agreement dated as of July 18, 2001 between the Company and Scott Bleazard, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-66494), as filed with the Commission on August 1, 2001.

10.3 Consulting Agreement dated as of July 18, 2001 between the Company and Stephen Brock, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-66494), as filed with the Commission on August 1, 2001.

10.4+ ASGA,Inc. Year 2001 Employee/Consultant Stock Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-70658), as filed with the Commission on October 2, 2001.

10.5+ The 2002 Benefit Plan of ASGA, Inc., incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8 (333-84578), as filed with the Commission on March 20, 2002.

10.6** Asset Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and American Senior Golf Association, Inc.

10.7** Securities Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and Tom Kidd.

10.8* Strategic Alliance Agreement dated as of March 29, 2002 between the Company and American Senior Golf Association, Inc.

10.9* Consulting Agreement dated February 13, 2002 between the Company and Steve Brodsky.

16.1      Letter of G. Brad Beckstead,  CPA dated November 7, 2001,  pursuant to
          Item 304(a)(3) of Regulation S-B, regarding change of certifying accountant, incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated November 7, 2001, as filed with the Commission on November 9, 2001.

21.1*     Subsidiaries of ASGA, Inc.

23.1*     Consent of G. Brad Beckstead, CPA

23.2*     Consent of Stephen H. Durland, CPA

24.1*     Powerof  Attorney  (included on page 16 of this Annual  Report on Form
          10-KSB).

--------------------------------------------------------

*         Filed herewith.

** Filed herewith; the Company agrees by this filing to supplementally furnish to the Commission, upon request, a copy of the exhibits and/or schedules to any of these agreements.

+         Management contract or compensatory plan

Exhibit 10.6

                            ASSET PURCHASE AGREEMENT


     THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made and entered into as of this 29th day of March 2002 (the "Closing Date"), by and between ASGA, INC., a Nevada corporation ("Purchaser"), and American Senior Golf Association, Inc., a Delaware corporation ("Seller").

                                   Background

     Seller is engaged in the business of (a) the promotion of professional golf tournaments (the "Tour Business") and (b) a professional membership organization (the "Member Business"). Seller desires to focus on the Membership Business apart from the Tour Business. Seller wishes to sell, and Purchaser wishes to purchase all of the assets used in the Tour Business upon and subject to the terms and conditions set forth in this Agreement.

                                    Agreement

     Now, therefore, for and in consideration of the mutual representations, warranties, covenants, and agreements contained herein and for other good and valuable consideration, the receipt and legal sufficiency of which is hereby acknowledged, the parties hereto agree:

                     Section 1. PURCHASE AND SALE OF ASSETS

     Section 1.1 Purchase of Assets. On and subject to the terms and conditions of this Agreement, Purchaser hereby purchases and Seller hereby sells, assigns, grants, transfers, and conveys to Purchaser all of the right, title, and interest of Seller in and to all of the assets of Seller used exclusively in the Tour Business except for Excluded Assets, (collectively, the "Purchased Assets") free and clear of any and all liens, claims, charges, security interests, and encumbrances as the same exist on the Closing Date, as follows:

          (a) the  rights  of  Seller  under the  trademark  and logo  listed on
     Section 1.1(a) of the Disclosure Schedule;

          (b) All know how, trade secrets, and confidential information relating to the Tour Business; and

          (c) All furniture and fixtures, all computers, machinery, equipment, tools, parts, accessories, and the like used exclusively in the Tour
     Business (the "Furniture, Fixtures, and Equipment") listed on Section 1.1(c) of the Disclosure Schedule.

     Section 1.2 Excluded Liabilities. Purchaser shall not assume or be or become liable for any liability or obligation of Seller, whether known, unknown, absolute, contingent, or otherwise. All liabilities of Seller are hereinafter referred to as "Excluded Liabilities."

                      Section 2. PURCHASE PRICE AND CLOSING

     Section 2.1 Purchase Price. The Purchase price for the Purchased Assets is to be paid by cancellation of a promissory note of Seller payable to Purchaser in the stated principal amount of $37,525.00 dated November 15, 2001 (the "Note"). A true and correct copy of the Note is attached as Exhibit A.

     Section 2.2 Time and Place of Closing. The closing of the purchase and sale of the Purchased Assets (the "Closing") was held at the offices of Baker Donelson Bearman & Caldwell, 5 Concourse Parkway, Suite 900, Atlanta, Georgia 30328, at 10:00 a.m. on the Closing Date. The effective time of the closing and the transfer of the Purchased Assets to Purchaser is 12:00 a.m. on the Closing Date.

     Section 2.3 Transfer Expenses. Seller shall pay all sales and transfer taxes levied on the transfer of the Purchased Assets, if any. Ad valorem taxes relating to the Purchased Assets shall be prorated as of the Closing Date.

     Section 2.4 Allocation of Purchase Price. The consideration paid for the Purchased Assets shall be allocated among the Purchased Assets in accordance with the provisions contained in Treasury Regulation Section 1.1060-1T(d). The parties agree to be bound by such allocation and to report the transaction contemplated herein for federal income tax purposes in accordance with such allocation. In furtherance of the foregoing, the parties hereto agree to execute and deliver Internal Revenue Service Form 8594 reflecting such allocation.

               Section 3. REPRESENTATIONS AND WARRANTIES OF SELLER

     For the purpose of inducing the Purchaser to purchase the Purchased Assets Seller represents and warrants to Purchaser as follows:

     Section 3.1 Organization and Qualification. Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and has all corporate power and authority to conduct the Business, and to own, lease, or operate the Purchased Assets in the places where the Business is conducted and the Purchased Assets are owned, leased, or operated.

     Section 3.2 Authority. Seller has full power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution, delivery, and performance of this Agreement by Seller has been duly and validly authorized and approved by all necessary action on the part of Seller. This Agreement is the legal, valid, and binding obligation of Seller enforceable against Seller in accordance with its terms, except as enforceability may be limited by applicable equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting creditors' rights generally, and to the exercise of judicial discretion in accordance with general equitable principles. Neither the execution and delivery of the Agreement by Seller nor the consummation by Seller of the transactions contemplated hereby will (i) violate Seller's Certificate of Incorporation or Bylaws, (ii) violate any provisions of law or any order of any court or any governmental unit to which Seller is subject, or by which any of the Purchased Assets are bound, or conflict with, result in a breach of, or constitute a default under any indenture, mortgage, lease, agreement, or other instrument to which Seller is a party or by which it or any of the Purchased Assets are bound, or (iii) result in the creation of any lien, charge, or encumbrance upon any of the Purchased Assets.

     Section 3.3 Personal Property. Section 1.1(d) of the Disclosure Schedule contains a true and correct list and a brief description (including, if applicable, the serial number) of: all Furniture, Fixtures, and Equipment, and all other items of personal property used by the Tour Business. Seller has good and marketable title to all of its Equipment, Furniture, and Fixtures, and other items of personal property included among the Purchased Assets (whether or not disclosed in Section 1.1(d) of the Disclosure Schedule) free and clear of all liens, claims, charges, security interests, and other encumbrances of any kind or of any nature. All Furniture, Fixtures, and Equipment, and other items of personal property included among the Purchased Assets are in good operating condition as of the Closing Date and none of the Purchased Assets are in need of maintenance or repairs except for ordinary, routine maintenance and repairs, the cost of which will not vary materially from historic patterns. The Purchased Assets include all rights, properties, interest in properties, and assets necessary to permit Purchaser to carry on the Tour Business as the same has heretofore been conducted by Seller.

     Section 3.4 Compliance with Laws. Seller, to the best of its knowledge, is not subject to any judgment, order, writ, injunction, or decree that adversely affects, or might in the future reasonably be expected to adversely affect any of the Purchased Assets or the Tour Business. Seller is, to the best of its knowledge, in substantial compliance with all laws applicable to the Business and the Purchased Assets, including without limitation, all laws related to zoning, occupational safety, labor, wages, working hours, working conditions, environmental protection, and fair business practices. Seller, to the best of its knowledge, has all permits, licenses, approvals, consents, and authorizations which are required for the operation of Seller's business under federal, state, or local laws, rules, and regulations.

     Section 3.5 Litigation. Except as set forth in Section 3.5 of the Disclosure Schedule, there are no formal or informal complaints, investigations, claims, charges, arbitration, grievances, actions, suits, or proceedings pending, or to the knowledge of Seller threatened against, or affecting the Business, or any of the Purchased Assets at law or in equity or admiralty, or before or by any federal, state, municipal, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign. Seller is not subject to any order, writ, injunction, or decree of any federal, state, municipal court, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, affecting the Purchased Assets or the Tour Business.

     Section 3.6 Brokers and Finders. Seller has not incurred any obligation or liability to any party for any brokerage fees, agent's commissions, or finder's fees in connection with the transactions contemplated hereby.

     Section 3.7 Governmental Approval and Consents. Seller has obtained all governmental approvals, authorizations, permits, and licenses required to permit the operation of the Business as presently conducted.

             Section 4. REPRESENTATIONS AND WARRANTIES OF PURCHASER

     Purchaser hereby represents and warrants to Seller as follows:

     Section 4.1 Organization and Qualification. Purchaser is a corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada and has all necessary power and authority to conduct its business, to own, lease, or operate its properties in the places where such business is conducted and such properties are owned, leased, or operated.

     Section 4.2 Authority. Purchaser has full power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution, delivery, and performance of this Agreement by Purchaser has been duly and validly authorized and approved by all necessary action on the part of Purchaser, and this Agreement is the legal, valid, and binding obligation of Purchaser enforceable against Purchaser in accordance with its terms, except as enforceability may be limited by applicable equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting creditors' rights generally, and by the exercise of judicial discretion in accordance with equitable principles. Neither the execution and delivery of this Agreement by Purchaser nor the consummation by Purchaser of the transactions contemplated hereby will (i) violate Purchaser's articles of incorporation or bylaws, (ii) violate any provisions of law or any order of any court or any governmental unit to which Purchaser is subject, or by which its assets may be bound, or (iii) conflict with, result in a breach of, or constitute a default under any indenture, mortgage, lease, agreement, or other instrument to which Purchaser is a party or by which its assets or properties may be bound.

     Section 4.3. Litigation. There is no suit, action, proceeding, claim or investigation pending, or, to Purchaser's knowledge, threatened, against Purchaser which would prevent Purchaser from consummating the transactions contemplated by this Agreement.

     Section 4.4. Brokers and Finders. Purchaser has not incurred any obligation or liability to any party for brokerage fees, agent's commissions, or finder's fees in connection with the transactions contemplated hereby.

                           Section 5. Indemnification

     For the purposes of this Section 5, the terms "Loss" and "Losses" shall mean any and all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, costs, and expenses, including without limitation, interest, penalties, and reasonable attorneys' and other professional fees and expenses. All statements contained in any certificate, Exhibit or Schedule delivered by or on behalf of Purchaser or Seller pursuant to this Agreement shall be deemed representations and warranties hereunder by Purchaser or Seller, as the case may be. Any inspection, preparation, or compilation of information or Schedules, or audit of the inventories, properties, financial condition, or other matters relating to Seller conducted by or on behalf of Purchaser pursuant to this Agreement shall in no way limit, affect, or impair the ability of Purchaser to rely upon the representations, warranties, covenants, and agreements of Seller set forth herein.

     Section 5.1 Agreement of Seller to Indemnify Purchaser.

          (a) Subject to the terms and conditions of this Section 5, Seller hereby agrees to indemnify, defend, and hold harmless Purchaser from, against, and in respect of any and all Losses asserted against, relating to, imposed upon, or incurred by Purchaser by reason of, resulting from, or based upon: (i) the inaccuracy or untruth of any representation or warranty of Seller contained in or made pursuant to this Agreement or in any certificate, Schedule, or Exhibit furnished by Seller, in connection with the execution and delivery of this Agreement and the closing of the transactions contemplated hereby, (ii) the breach by Seller of any covenant or agreement made in or pursuant to this Agreement or any agreement executed by Seller, and delivered to Purchaser in connection with the Closing of the transactions contemplated hereby; and (iii) any Excluded Liability including without limitation the failure to comply with the bulk sales law.

          (b) Seller's obligation to indemnify Purchaser for Losses is subject to the condition that Seller shall have received notice of the Losses for which indemnity is sought on or before April 30, 2004.

          (c) Purchaser's remedies against Seller for any Losses hereunder shall be cumulative, and the exercise by Purchaser of its right to indemnification hereunder shall not affect the right of Purchaser to exercise any other remedy at law or in equity, to recover damages, or to obtain equitable or other relief, provided, that Seller shall not be liable for damages in excess of the actual damages suffered by Purchaser as a result of the act, circumstance, or condition for which indemnification is sought.

     Section 5.2 Agreement of Purchaser to Indemnify Seller.

          (a) Subject to the terms and conditions of this Section 5, Purchaser hereby agrees to indemnify, defend, and hold harmless Seller from, against, for, and in respect of any and all Losses asserted against, relating to, imposed upon, or incurred by Seller by reason of, resulting from or based upon: (i) the inaccuracy or untruth of any representation or warranty of Purchaser, contained in or made pursuant to this Agreement or in any certificate, Schedule, or Exhibit furnished by Purchaser, in connection with the execution and delivery of this Agreement or the closing of the transactions contemplated hereby, or (ii) the breach by Purchaser of any covenant or agreement made in or pursuant to this Agreement or any agreement executed by Purchaser, and delivered to Seller in connection with the Closing of the transactions contemplated hereby.

          (b) Purchaser's obligation to indemnify Seller for Losses is subject to the condition that Purchaser shall have received notice of the Losses for which indemnity is sought on or before April 30, 2004.

          (c) Seller's remedies against Purchaser for any Losses hereunder shall be cumulative, and the exercise by Seller of its right to indemnification hereunder shall not affect the right of Seller to exercise any other remedy at law or in equity, to recover damages, or to obtain equitable or other relief, provided, that Purchaser shall not be liable for damages in excess of the actual damages suffered by Seller as a result of the act, circumstance, or condition for which indemnification is sought.

                         SECTION 6. POST CLOSING MATTERS

     Section 6.1 Further Assurances. From and after the date hereof, Seller agrees, without further consideration, to execute and deliver promptly to Purchaser, such further consents, waivers, assignments, endorsements, and other documents and instruments, and to take all such further actions, as Purchaser may from time to time reasonably request, with respect to the assignment, transfer, and delivery to Purchaser of the Purchased Assets, and the fulfillment of any condition precedent to the obligations of Purchaser that was waived by Purchaser in order to close the transactions contemplated herein, and the consummation in full of the transactions provided for herein.

     Section 6.2 Definitions. As used herein, the following capitalized terms are used with the meanings thereafter ascribed:

          "Affiliate"   means  any  person  or  entity  directly  or  indirectly
     Controlling, Controlled by, or under common Control with Seller.

          "Area" means the United States, Canada, and Mexico.

          "Competing   Enterprise"   means  any   person   or  entity   that  is
     substantially engaged in the Tour Business.

          "Control" means the power to direct the management and affairs of a person.

          "Trade Secrets" means information of the Tour Business which derives economic value, actual or potential, from not being generally known and not being readily ascertainable by proper means to other persons who can obtain economic value from its disclosure or use and which is the subject of efforts that are reasonable under the circumstances to maintain its secrecy or confidentiality, but shall not include Excluded Information. Trade Secrets may include both technical or non-technical data, including without limitation, (a) any process, machine, pattern, compilation, program, method, technique, formula, chemical formula, composition of matter, or device which (1) is not generally known or which the Seller, with respect to the Tour Business has a reasonable basis to believe may not be generally known, (2) is being used or studied by the Tour Business and is not described in a printed patent or in any literature already published and distributed externally by Seller with respect to the Tour Business, and (3) is not readily ascertainable from inspection of a product of the Tour Business; (b) any engineering, technical, or product specifications including those of features used in any current product of the Tour Business or which may be so used, or the use of which is contemplated in a future product of the Tour Business; (c) any application, operating system, communication system, or other computer software (whether in source or object code) and all flow charts, algorithms, coding sheets, routines, subroutines, compilers, assemblers, design concepts, test data, documentation, or manuals related thereto, whether or not copyrighted, patented, or patentable, related to or used in the Tour Business; or (d) information concerning the customers, suppliers, products, pricing strategies of the Tour Business, personnel assignments and policies of the Tour Business, or matters concerning the financial affairs and management of the Tour Business; provided however, that Trade Secrets shall not include any Excluded Information. As used herein, "Excluded Information" means information (i) which has been voluntarily disclosed to the public by the Tour Business, (ii) independently developed and disclosed by parties other than the Tour Business, or (iii) that otherwise enters the public domain through lawful means or without misappropriation by Seller.

     Section 6.3 Covenant Not to Compete by Seller. Until the fifth (5th) anniversary of the Closing Date, Seller agrees that, neither Seller nor any Affiliate will, directly or indirectly, own, manage, operate, join, control, or be employed or engaged by, nor participate in the ownership, management, operation, or control of, any Competing Enterprise.

     Section 6.4 Trade Secrets. Seller for itself and each Affiliate acknowledges and agrees that all Trade Secrets related to the Tour Business, and all physical embodiments thereof, are a part of the Purchased Assets are confidential to and shall be and remain the sole and exclusive property of Purchaser. Seller for itself and each Affiliate agrees that all Trade Secrets related to the Tour Business will be held in trust and strictest confidence, that each Affiliate shall protect such Trade Secrets from disclosure, and that each Affiliate will make no use of such Trade Secrets without prior written consent of Purchaser. The obligations of confidentiality contained in this Section shall apply from the date of this Agreement and with respect to all Trade Secrets at all times thereafter, until such Trade Secret is not longer a trade secret under applicable law.

     Section 6.5 Remedies. Seller for itself and any Affiliate covenants and agrees that Purchaser by virtue of the consummation of the transactions contemplated by this Agreement is engaged in the Tour Business in and throughout the Area, and that great loss and irreparable damage would be suffered by Purchaser if Seller should breach or violate any of the terms or provisions of the covenants and agreements set forth in this Section. Seller for itself and any Affiliate, further acknowledges and agrees that each such covenant and agreement is reasonably necessary to protect and preserve unto Purchaser the benefit of its bargain in the acquisition of the Tour Business, including, without limitation, the good will thereof. Therefore, in addition to all the remedies provided in this Agreement, or available at law or in equity, Seller for itself and any Affiliate jointly and severally agrees Purchaser shall be entitled to a temporary restraining order and a permanent injunction to prevent a breach or contemplated breach of any of the covenants or agreements of Seller contained in this Section 6. The existence of any claim, demand, action, or cause of action of Seller against Purchaser shall not constitute a defense to the enforcement by Purchaser of any of the covenants or agreements herein whether predicated upon this Agreement or otherwise, and shall not constitute a defense to the enforcement by Purchaser of any of its rights hereunder.

     Section 6.6 Blue Penciling. In the event that any one or more of the provisions, or parts of any provisions, contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any respect by a court of competent jurisdiction, the same shall not invalidate or otherwise affect any other provision hereof, and the parties hereto agree that such provisions shall be reformed to set forth the maximum limitations permitted under applicable law. Specifically, but without limiting the foregoing in any way, each of the covenants of the parties to this Agreement contained herein shall be deemed and shall be construed as a separate and independent covenant and should any part or provision of any of such covenants be held or declared invalid by any court of competent jurisdiction, such invalidity shall in no way render invalid or unenforceable any other part or provision thereof or any other covenant of the parties not held or declared invalid.

                          Section 7. General Provisions

     Section 7.1 Bulk Sales Law Waiver. Purchaser and Seller each agree to waive compliance by the other with the provisions of the bulk sales law or comparable law of any jurisdiction to extent that the same may be applicable to the transactions contemplated by this Agreement. Seller agrees to indemnify and hold Purchaser harmless from and against any loss, damage, liability, cost, expense or claim arising out of any failure to take any required actions under the bulk sales or comparable law of any state.

     Section 7.2 Expenses. Except as set forth in Section 2 hereof, all expenses incurred by the parties hereto in connection with or related to the authorization, preparation, and execution of this Agreement and the Closing of the transaction contemplated hereby, including without limiting the generality of the foregoing, all fees and expenses of agents, representatives, counsel, and accountants employed by any such party, shall be borne solely and entirely by the party which has incurred the same.

     Section 7.3 Assignment; Binding Effect. This Agreement shall be binding upon the parties hereto and their respective successors, permitted assigns and permitted transferees. Seller may not assign its rights or delegate its obligations hereunder without Purchaser's consent, which shall not be unreasonably withheld.

     Section 7.4 Headings. The Section, subsection, and other headings in this Agreement are inserted solely as a matter of convenience and for reference, and are not a part of this Agreement.

     Section 7.5 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement and shall become effective when one counterpart has been signed by each party and delivered to the other party hereto.

     Section 7.6 Governing Law. This Agreement shall be construed under the laws of the State of Nevada.

     Section 7.7 Partial Invalidity. Wherever possible, each provision hereof shall be interpreted in such manner as to be effective and valid under applicable law, but in case any one or more of the provisions contained herein shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal, or unenforceable provision or provisions had never been contained herein unless the deletion of such provision or provisions would result in such a material change as to cause completion of the transactions contemplated hereby to be unreasonable.

     Section 7.8 Survival. The covenants, representations, warranties, and agreements contained herein shall survive the Closing of the transactions contemplated herein, for the length of time that Purchaser or Seller, as the case may be, may assert an indemnification claim for a breach or violation of such covenant, representation, warranty, or agreement pursuant to Section 5. hereof.

     Section 7.9 Arbitration. Any controversy, dispute, or claim arising out of or relating to this Agreement or a claimed default hereunder, other than requests for injunctive relief or damages for a breach of a Restrictive Covenant including without limitation Sections 6.2, 6.3, 6.4, and 6.5 hereof, shall be resolved by arbitration in accordance with the rules of the American Arbitration Association (the "AAA"), by which each party will be bound.

     IN WITNESS WHEREOF, each party hereto has executed this Agreement, or caused this Agreement to be executed on its behalf by its duly authorized officers, all as of the Closing Date.

                                    Seller:

                                    American Senior Golf Association


                                    By: /s/ Tom Kidd
                                       -----------------------------------------
                                        Tom Kidd, President


                                    Purchaser:

                                    ASGA, Inc.


                                    By: /s/ Tom Kidd
                                       -----------------------------------------
                                        Tom Kidd, President

Exhibit 10.7

                          SECURITIES PURCHASE AGREEMENT


     THIS AGREEMENT is made and entered into as of this 29th day of March, 2002 by and between TOM KIDD, a resident of the State of North Carolina ("Purchaser") and ASGA, INC., a Nevada corporation ("Seller").

                                   Background

     Seller is the holder of all of the outstanding shares of Common Stock (the "Shares") of American Senior Golf Association, Inc. (the "Company"), a Delaware corporation. Seller desires to assign and transfer all of the Shares to Purchaser to (a) strengthen the Balance Sheet of Seller by removing the liabilities of the Company from the balance sheet of Seller and (b) provide a meaningful opportunity for the creditors of the Company to receive payment of all or a portion of the obligations of the Company due to them. Purchaser and Seller are executing and delivering this Agreement in reliance upon an exemption from the registration provisions of the Securities Act of 1933.

                                    Agreement

     For and in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and each Purchaser hereby agree as follows:

                            Section 1 Sale of Shares.

     Section 1.1 Offer, Sale, and Delivery. Seller hereby transfers, assigns, and delivers the Shares to Purchaser. As consideration for the transfer and assignment of the Shares, Purchaser hereby contributes to the Company, assets having a value on the Closing Date of not less than $1,600,000 (the "Asset Contribution"). Purchaser agrees that Purchaser will not dividend or distribute the Shares to Purchaser or any other stockholder of the Company for a period of 12 months after the Closing Date.

     Section 1.2 Closing. The closing of the purchase and sale of the Shares shall take place at the offices of Baker, Donelson, Bearman & Caldwell, PC, 5 Concourse Parkway, Suite 900, Atlanta, Georgia 30328 at 10:00 a.m. on March ___, 2002, or at such other location, date, and time as may be agreed upon between Purchaser and Seller (such closing being called a "Closing" and such date and time being called the "Closing Date").

     Section 1.3 Deliveries at Closing. At the Closing:

          (a) Seller shall deliver to Purchaser:

               (i) this Agreement, executed by Seller; and

               (ii) a certificate, registered in the name of Seller, representing the Shares purchased by such Purchaser duly indorsed in blank or with an irrevocable stock power attached with signature guaranteed and otherwise in a form for transfer into the name of Purchaser on the stock transfer books of the Company (the "Certificates").

          (b) Purchaser shall deliver to Seller:

               (i) this Agreement, executed by Purchaser; and

               (ii) evidence that the Asset Contribution has been effected.

     Section 2 Representations and Warranties of Purchaser.

          Purchaser represents and warrants that:

               (a) The Shares being acquired by Purchaser are acquired for Purchaser's own account without the participation of any other person, with the intent of holding the Shares for investment and without the intent of participating, directly or indirectly, in a distribution of the Shares and not with a view to, or for resale in connection with, any distribution of the Shares, nor is Purchaser aware of the existence of any distribution of the Shares;

               (b) Purchaser is an accredited investor as such term is used in Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission pursuant to Regulation D thereunder. Purchaser is able to bear the economic risks of the investment in the Shares, including the risk of a complete loss of Purchaser's investment therein;

               (c) Purchaser understands and agrees that the Shares are sold to Purchaser without registration under any state law relating to the registration of securities for sale, and will be issued and sold in reliance on the exemptions from registration under the 1933 Act;

               (d) The Shares cannot be offered for sale, sold, or transferred by Purchaser other than pursuant to: (A) an effective registration under the 1933 Act or in a transaction otherwise in compliance with the 1933 Act; and (B) evidence satisfactory to the Company of compliance with the applicable securities laws of other jurisdictions. The Company shall be entitled to rely upon an opinion of counsel satisfactory to it with respect to compliance with the above laws;

               (e) Purchaser has had the opportunity to ask questions of and receive answers from the Company and any person acting on its behalf, and to obtain all material information reasonably available with respect to the Company and its affairs, and has received satisfactory answers to all such questions and received all documents and other information requested of the Company;

               (f) Purchaser has full power and authority to execute, deliver, and perform this Agreement without the consent or approval of any other person which has not been obtained on or prior to the date hereof; and

               (g) This Agreement is the legal, binding, and valid obligation of Purchaser, enforceable against Purchaser in accordance with its terms.

     Section 3. Representations of Seller

          Seller represents and warrants to Purchaser that:

               (a) Seller owns all right title and interest in the Shares free and clear of any and all liens and encumbrances whatsoever;

               (b) Seller has full power and authority to execute, deliver, and perform this Agreement without the consent or approval of any other person which has not been obtained on or prior to the date hereof; and

               (c) This Agreement is the legal, binding, and valid obligation of Seller, enforceable against Seller in accordance with its terms.

     Section 4. General Provisions

          Section 4.1 Governing Laws. This Agreement shall be construed, administered and enforced according to the laws of the State of Nevada.

          Section 4.2 Successors. This Agreement shall be binding upon and inure to the benefit of the heirs, legal representatives, successors, and permitted assigns of the parties.

          Section 4.3 Severability. In the event that any one or more of the provisions or portion thereof contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any respect, the same shall not invalidate or otherwise affect any other provisions of this Agreement, and this Agreement shall be construed as if the invalid, illegal, or unenforceable provision or portion thereof had never been contained herein.

          Section 4.4 Entire Agreement. This Agreement expresses the entire understanding and agreement of the parties with respect to the subject matter hereof. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.

          Section  4.5  Headings.   Paragraph   headings  used  herein  are  for
     convenience of reference only and shall not be considered in construing this Agreement.

     IN WITNESS WHEREOF, the Company has caused this Securities Purchase Agreement to be duly executed as of the date first written above.

Seller:                                                      Purchaser:

ASGA, Inc.


By:  /s/ Tom Kidd                                            /s/ Tom Kidd
    --------------------                                     -------------------
     Tom Kidd, President                                     Tom Kidd

Exhibit 10.8

                          STRATEGIC ALLIANCE AGREEMENT


     THIS STRATEGIC ALLIANCE AGREEMENT (the "Agreement") is made, entered into and effective this 29th day of March, 2002 (the "Effective Date"), by and between ASGA, INC., a Nevada corporation ("ASGA Nevada") and American Senior Golf Association, Inc., a Delaware corporation ("ASGA Delaware") (individually a "Party," and collectively the "Parties").

                                   Background

     ASGA Nevada is in the business of promoting professional golf tournaments (the "Tour Business"). ASGA Delaware is a golf professional membership organization (the "Member Business"). The Parties desire to co-market and promote each other's businesses and provide certain services to each other, all under the terms of this Agreement.

                                    Agreement

     Now, therefore, for and in consideration of the mutual covenants and agreements contained herein, the background above, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties agree as follows:

Section 1
                              Marketing Obligations

1.1 Marketing by ASGA Delaware. Beginning on the Effective Date and for the term of this Agreement, ASGA Delaware shall use its best efforts to market and promote the Tour Business on the terms and reasonable request of ASGA Nevada. Such marketing activities may include, without limitation, promoting and marketing promoting professional golf tournaments, participation in trade shows and sales and promotional meetings, creating and selling advertising, direct or Internet based mailings, and performing product evaluations.

1.2 Marketing by ASGA Nevada. Beginning on the Effective Date and for the term of this Agreement, ASGA Nevada shall use its best efforts to market and promote the Member Business on the terms and reasonable request of ASGA Delaware. Such marketing activities may include, without limitation, promoting and marketing the golf professional membership organization, participation in trade shows and sales and promotional meetings, creating and selling advertising, direct or Internet based mailings, and performing product evaluations.

1.3 Cross-License. The Parties hereby grant each other the non-exclusive, world-wide right and license to use each other's service marks, trademarks, logos and designs (collectively, the "Marks") in connection with their respective marketing obligations under this Agreement. Each Party shall only use the other Party's Marks upon the other Party's prior consent. Each Party shall have the right to approve or disapprove all uses of their respective Marks. Neither Party shall claim any title to any of the other Party's Marks.

Section 2
                              Services Obligations

2.1 ASGA Delaware Services. Beginning on the Effective Date and for the term of this Agreement, ASGA Delaware shall provide all services now and hereinafter provided as part of the Member Business to ASGA Nevada in connection with the Tour Business upon the reasonable request of ASGA Nevada.

2.2 ASGA Nevada Services. Beginning on the Effective Date and for the term of this Agreement, ASGA Nevada shall provide all services now and hereinafter provided as part of the Tour Business to ASGA Delaware in connection with the Member Business upon the reasonable request of ASGA Delaware.

Section 3
                                Fees And Payment

Fees and payment terms, if any, shall be upon mutual agreement of the Parties.

Section 4
               Disclaimer of Warranty And Limitation Of Liability

4.1 Disclaimer. ALL SERVICES PROVIDED UNDER THIS AGREEMENT ARE PROVIDED "AS IS" WITHOUT ANY WARRANTY OF ANY KIND. EACH PARTY DISCLAIMS ALL WARRANTIES, EXPRESS OR IMPLIED, ARISING OUT OF OR RELATING TO ALL SUCH SERVICES, INCLUDING, WITHOUT LIMITATION, ANY IMPLIED WARRANTIES AS TO THE FITNESS FOR A PARTICULAR OR THE MERCHANTABILITY OF THE SERVICES.

4.2 Limitation of Liability. IN NO EVENT SHALL EITHER PARTY OR THEIR RESPECTIVE OFFICERS, DIRECTORS, AGENTS, OR EMPLOYEES BE LIABLE TO THE OTHER OR THE
CUSTOMERS FOR ANY DIRECT, INDIRECT, SPECIAL, INCIDENTAL, OR CONSEQUENTIAL DAMAGES, INCLUDING LOST PROFITS RESULTING FROM THE USE OF OR CONCERNING THE SERVICES. IN ANY EVENT, THE TOTAL LIABILITY OF EACH PARTY TO THE OTHER SHALL BE NO GREATER THAN $100.00.

Section 5
                              Term and Termination

     The term of this Agreement shall be perpetual unless mutually terminated by the Parties; provided, however, that either Party may terminate this Agreement for cause at any time if, after thirty (30) days prior written notice, the other Party fails to correct any material breach of this Agreement. Upon the termination of this Agreement for any reason, all licenses granted hereunder shall immediately and without further notice terminate, each Party shall immediately cease using the other Party's Marks, and each Party shall return or destroy, at the Discloser's (defined below) discretion, each other's Confidential Information (defined below). Sections 4, 5 and 6 shall survive the termination or expiration of this Agreement.

Section 6
                                 Confidentiality

     For the purposes of this Agreement, "Confidential Information" means any information which the party disclosing the information (the "Discloser") designates as confidential or which the party receiving the information (the
"Receiver") knows or has reason to know is confidential to the Discloser. Confidential Information does not include information which is: (a) already known by the Receiver at time of disclosure; (b) is or becomes, through not act or fault of Receiver, publicly known; (c) received by Receiver from a third party without a restriction on disclosure or use; (d) independently developed by Receiver without reference to Discloser's Confidential Information; or (e) required to be disclosed by a court or governmental agency pursuant to a statute, regulation or valid order. The Receiver shall hold the Discloser's Confidential Information in confidence and shall not disclose the Discloser's Confidential Information to third parties nor use the Discloser's Confidential Information for any purpose other than as permitted in this Agreement.

Section 7
                                  Miscellaneous

7.1 Independent Contractor Status. Each Party shall be an independent contractor under this Agreement, and neither Party shall be the agent of the other Party.

7.2 No Assignment. Neither Party may assign its rights or obligations under this Agreement without the prior consent of the other Party.

7.3 Notices. All notices and other communications required or permitted to be given under this Agreement shall be in writing and shall be considered effective when deposited in the U.S. mail, postage prepaid, and addressed to the appropriate Party at the address noted above, unless by such notice a different address shall have been designated.

7.4  Governing   Laws.  All  questions   concerning  the  validity,   operation,
interpretation, and construction of this Agreement will be governed by and determined in accordance with the laws of the State of Nevada.

7.5 No Waiver. Neither Party shall by mere lapse of time, without giving notice or taking other action hereunder, be deemed to have waived any breach by the other Party of any of the provisions of this Agreement. Further, the waiver by either Party of a particular breach of this Agreement by the other shall not be construed or constitute a continuing waiver of such breach or of other breaches of the same or other provisions of this Agreement.

7.6 Force Majeure. Neither Party shall be in default if failure to perform any obligation hereunder is caused solely by supervening conditions beyond that Party's control, including acts of God, civil commotion, strikes, labor disputes, and governmental demands or requirements.

7.7 Scope of Agreement; Amendment. The Parties acknowledge that each has read this Agreement, understands it, and agrees to be bound by its terms. The Parties further agree that this Agreement is the complete and exclusive statement of agreement and supersedes all proposals (oral or written), understandings, representations, conditions, warranties, covenants, and other communications between the Parties relating hereto. This Agreement may be amended only by a subsequent writing that specifically refers to this Agreement and is signed by both Parties, and no other act, document, usage, or custom shall be deemed to amend this Agreement.

7.8 Confidentiality. The Parties agree that the terms of this Agreement shall remain confidential and shall not be disclosed to any third-parties unless required by a legal or administrative body, and, if so required, the disclosing Party shall notify the non-disclosing Party at the time of such disclosure.

7.9 Exclusivity. Unless otherwise agreed upon by the Parties, all services provided to each other under this Agreement shall be on an exclusive basis between the Parties.

     IN WITNESS WHEREOF, the Parties have caused this Agreement to be executed by their respective duly authorized representatives as of the Effective Date.

AMERICAN SENIOR GOLF ASSOCIATION, INC:      ASGA, INC.:



By:   /s/ Tom Kidd                          By: /s/ Tom Kidd
     ------------------------                  ---------------------------------
          Tom Kidd, President                       Tom Kidd, President

Exhibit 10.9

                              Consulting agreement


     This Consulting Agreement is made and entered into is made, entered into, by and between ASGA, Inc. (the "ASGA") a Nevada corporation with its principal place of business located at 660 South Hughes Boulevard, Elizabeth City, NC 27909 and the person or entity whose name is set forth below on the signature page to this Agreement (the "Consultant"), effective as of the date set forth below beneath the signature of ASGA hereto (the "Effective Date"). The address of Consultant is set forth on Schedule A adjacent to the caption "Address."



    1. ASGA hereby engages Consultant to provide ASGA with the advice and services described on Schedule A adjacent to the caption "Services" (the "Services"). The Services will commence upon acceptance of this letter, and continue thereafter for a term set forth on Schedule A adjacent to the caption "Term and Termination" (the "Term"). Consultant accepts the engagement subject to all of the terms and conditions herein.

    2. This engagement is part-time, and as such, Consultant will provide the Services when and as requested by ASGA from time to time at mutually agreeable times and places. Consultant shall be free to provide services to other companies during the Term of this engagement, provided that such services do not conflict with, or impair Consultant's ability to provide the Services to ASGA.

    3. Consultant shall be compensated for the Services rendered pursuant to this Agreement as described on Schedule A adjacent to the caption Compensation. Any out of pocket expenses incurred by Consultant shall be reimbursed by ASGA in accordance with the policies then in effect. The policies in effect on the Effective Date are set forth on Schedule A adjacent to the caption Compensation.

    4. ASGA shall furnish Consultant with all information that is reasonably necessary for Consultant to perform the Services hereunder. All such information provided by or on behalf of ASGA shall be complete and accurate, not misleading, and Consultant shall be entitled to rely upon the accuracy and completeness of all such information without independent verification.

    5. Each Party hereto shall indemnify and hold harmless the other from and against any and all losses, claims, damages, or liabilities to which that party may become subject, arising in any manner out of or in connection with the subject matter of this Agreement that are caused by the indemnifying party, unless it is finally judicially determined that such losses, claims, damages, or liabilities resulted directly from the gross negligence, the willful misconduct, or the criminal acts of the indemnified party, and shall reimburse the indemnified party immediately upon demand for any legal or other expenses reasonably incurred by the indemnified party in connection with investigating, preparing to defend, or defending any lawsuits, claims, or other proceedings arising in any manner hereunder; provided, however, that in the event a final judicial determination is made that the indemnified party's damages arose out of the indemnified party's gross negligence, willful misconduct, or criminal acts, the indemnified party will remit to the indemnifying party any amounts reimbursed under this subparagraph. ASGA and Consultant agree that if any indemnification or reimbursement sought pursuant to the proceeding is finally judicially determined to be unavailable for a reason other than the gross negligence or the willful misconduct of Consultant or any of its controlling persons, affiliates, employees, or agents, as the case may be, then, whether or not Consultant is the indemnified party, ASGA and Consultant shall contribute to the losses, claims, damages, liabilities, and expenses for which such indemnification or reimbursement is held unavailable in such proportion as is appropriate to reflect the relative benefits to ASGA on the one hand, and Consultant on the other hand, in connection with the transactions to which such indemnification or reimbursement relates, and other equitable considerations; provided, however, that in no event shall the amount to be contributed by Consultant pursuant to this paragraph 5 exceed the amount of consulting fees actually received by Consultant hereunder.

    6. As used herein: "Confidential Information" means information, other than Trade Secrets, that is of value to its owner and is treated by its owner as confidential, including, but not limited to, any data or information defined herein as a Trade Secret, but which is determined by a court of competent jurisdiction not to rise to be a trade secret under applicable law; "Proprietary Information" means Confidential Information and Trade Secrets; and "Trade Secrets" means information without regard to form, including but not limited to, technical or nontechnical data, formulas, patterns, compilations, programs, devices, methods, techniques, drawings, processes, financial data, financial plans, product plans, or a list of actual or potential customers or suppliers, which: (a) derives economic value, actual or potential, from not being generally known to, and not being readily ascertained by proper means by, other persons who can obtain economic value from its disclosure or use; and (b) is the subject of efforts that are reasonable under the circumstances to maintain its secrecy. Consultant acknowledges and agrees that all Proprietary Information of ASGA, and all physical embodiments thereof, are confidential to and shall be and remain the sole and exclusive property of ASGA and that any Proprietary Information produced by Consultant during the Term shall be considered "work for hire" as such term is defined in 17 U.S.C. Section 101, the ownership and copyright of which shall be vested solely in ASGA.

    7. Consultant agrees that all Proprietary Information of ASGA received or developed by Consultant as a result of Consultant's engagement hereunder will be held in trust and strict confidence. Except as contemplated by the terms hereof or as required by applicable law or pursuant to an order entered, or subpoena issued, by a court of competent jurisdiction, Consultant shall not disclose Proprietary Information of ASGA to any third party, other than to potential acquisition targets, strategic partners, or investors, who have executed a non-disclosure agreement restricting use of such Proprietary Information for the sole purpose of evaluating ASGA for a possible transaction.

    8. Consultant will not, without ASGA's prior written consent, either directly or indirectly, on Consultant's own behalf or in the service or on behalf of others, solicit, divert, or hire away, or attempt to solicit, divert, or hire away, any person employed by ASGA, whether or not such employee is a full-time or a temporary employee of ASGA and whether or not such employment is pursuant to written agreement and whether or not such employment is at will.

    9. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement which shall remain in full force and effect.

    10. This Agreement shall not be amended or modified, except in writing signed by each of the parties, and shall be governed by and construed in accordance with the laws of the State of Georgia. This Agreement may be signed in one or more counterparts all of which taken together are one and same document.


    In witness whereof, duly authorized officers of ASGA and Consultant have executed this Agreement on the Effective Date.

    ASGA, Inc.                                               Consultant:

    By:  /s/ Tom Kidd                                        /s/ Steve Brodsky
         ------------                                        -----------------
         Tom Kidd, President                                 Steve Brodsky

    Date: February 13, 2002



                                   Schedule A
                                       to
                              Consulting Agreement



--------------------------------------------------------------------------------
Address:                        Steve Brodsky
                                4169 Triple Creek Court
                                Atlanta, GA  30319
--------------------------------------------------------------------------------
Services:           1. Develop and manage the network of marketing  individuals, sports marketing agencies, and investment relations firms to market all of the sponsorship inventory of American Senior
                    Golf Association.

                    2. Individually present our major sponsorship programs to target sponsors and consummate the same.

                    3. Establish local event market tournament chair consistent with American Senior Golf Association guidelines.

                    4. Develop and implement specific customized marketing program for corporate sponsors.

                    5. Report the status of the marketing efforts to the CEO of American Senior Golf Association as requested.

                    6. Assist with the development of marketing and promotional collateral to carry out the objectives listed herein.

                    7. Perform such other tasks as requested by the CEO of American Senior Golf Association relating to the design, development, and implementation of the overall marketing plan of American Senior Golf Association.

                    Restrictions:   Consultant  shall  utilize  only  collateral
                    materials  and  documents  provided or authorized by ASGA in the performance of the Services.
--------------------------------------------------------------------------------
Term                The term of this  Agreement  shall commence on the Effective
and Termination:    Date and shall  continue  until  terminated  by either party upon not less than ten (10) days prior written notice.
--------------------------------------------------------------------------------
Compensation:       Consultant shall be compensated for the services as follows:

                    1. Share Escrow. On the Effective Date, ASGA shall deposit with Sterling Escrow (the "Escrow Agent"), 2725 S. Jones #106, Las Vegas, NV 86146, a number of shares of ASGA Common Stock issued pursuant to an S-8 registration Statement that is equal to $150,000 divided by the average of the closing bid and asked prices of the ASGA Common Stock on the over-the-counter market over the five trading day period which ends five trading days prior to the Effective Date.

                    2. Base Fee. On the Effective Date, and monthly on each monthly anniversary of the Effective Date thereafter until the first annual anniversary of the Effective Date, Escrow Agent shall deliver to Consultant a certificate registered in the name of Consultant for a number of shares having a value of $12,500 (the "Value Shares"). The number of Value Shares shall be equal to the quotient of $12,500 divided by the average of the closing bid and asked prices of the ASGA Common Stock on the over-the-counter market over the five trading day period, which ends five trading days prior to the Effective Date or any monthly anniversary of the Effective Date.

                    3. Deposit of Additional Shares. ASGA agrees to deposit additional shares of ASGA Common Stock issued pursuant to an S-8 registration Statement with the escrow agent, from time to time, so that the value of the shares of ASGA Common Stock held by Escrow Agent shall not fall below $150,000 minus the product of $12,500 multiplied by the number of full months elapsed since the Effective Date. ASGA shall be obligated to contribute additional shares pursuant to this provision more often than quarterly.

                    4. Appreciation Shares. The shares held by Escrow Agent on the first anniversary of the Effective Date are hereinafter referred to as the "Appreciation Shares." Consultant shall be entitled to a percentage (the "Applicable Percent") of the Appreciation Shares determined from the following table based upon the revenue of ASGA, determined in accordance with generally accepted US accounting principles, for the 12 month period which ends on the day prior to the first anniversary of the Effective Date (the "Measuring Revenue").

                                                          The Applicable Percent
        If the Measuring                                     of the Appreciation
        Revenue is at least          But not more than            Shares is
             $0                       $1,999,999.99                    0%
         $2,000,000                   $2,499,999.99                   20%
         $2,500,000                   $2,999,999.99                   25%
         $3,000,000                   $3,499,999.99                   30%
         $3,500,000                   $3,999,999.99                   35%
         $4,000,000                   $4,499,999.99                   40%
         $4,500,000                   $4,999,999.99                   45%
         $5,000,000                   $5,499,999.99                   50%
         $5,500,000                   $5,999,999.99                   55%
         $6,000,000                   $6,499,999.99                   60%
         $6,500,000                   $6,999,999.99                   65%
         $7,000,000                   $7,499,999.99                   70%
         $7,500,000                   $7,999,999.99                   75%
         $8,000,000                   $8,499,999.99                   80%
         $8,500,000                   $8,999,999.99                   85%
         $9,000,000                   $9,499,999.99                   90%
         $9,500,000                   $9,999,999.99                   95%
         $10,000,000                       100%


                    Expense Reimbursement Policy:

                    1. Any expense in excess of $250 requires pre-approval by ASGA.

                    2. Qualifying direct expenses incurred by Consultant in performance of the Services will be reimbursed monthly following submission in a format acceptable to ASGA.

Exhibit 21.1

                           Subsidiaries of ASGA, Inc.

The following is a list of the subsidiaries of ASGA, Inc. as of December 31, 2001, and the names under which they do business:

Subsidiary                                           Jurisdiction of                  Business or Trade Names
                                              Incorporation or Organization
----------------------------------------------------------------------------------------------------------------------
American Senior Golf Association, Inc.                   Delaware                     American Senior Golf Association
                                                                                      ASGA Tour
                                                                                      ASGA
Transportation Safety Lights, Inc.                        Nevada                      Transportation Safety Lights
                                                                                      TSL

Exhibit 23.1

                       Consent of Independent Accountants

I hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-66494, 333-70658 and 333-84578) of ASGA, Inc.
(f/k/a Transportation Safety Lights, Inc.) of my report dated February 12, 2001 on the financial statements of the Company as of December 31, 2000, and for the year then ended, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.



/s/ G. Brad Beckstead
---------------------
G. Brad Beckstead, CPA
April 15, 2002

Exhibit 23.2

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements of ASGA, Inc. on Form S-8 (Nos. 333-66494, 333-70658 and 333-84578)
of our reports dated March 21, 2002 and November 16, 2001 on the financial statements of the Company as of December 31, 2001 and 2000, and for the years then ended, respectively, included in the Company's 2001 Annual Report on Form 10-KSB.





/s/ Durland & Company, CPAs, P.A.
---------------------------------
Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 15, 2002