Form 10KSB/A
period 2001-12-31
ASGA INC /NV
filed 2002-04-30
CIK 1139220

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)

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

          Transitional Small Business  Disclosure Format (check one):
Yes [ ] No [X]

          EXPLANATORY NOTE: This Form 10-KSB/A Amendment No. 1 is being filed in order to include information required by Items 10 - 13 originally intended to be incorporated by reference to the information to be included in the Company's proxy statement for its 2002 Annual Meeting of Stockholders.

                                    Part III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.


              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information with respect to our directors and executive officers as of April 15, 2002:

         Name       Age                     Title
-----------------  ------- --------------------------------------------------

Tom Kidd             55    President, Chief Executive Officer and Director

Vera Harrell         55    Vice President of Administration, Corporate
                           Secretary and Director


Tom Kidd, 55, President, Chief Executive Officer and Director
-------------------------------------------------------------
Mr. Kidd has served as our President and Chief Executive Officer and as a member of our Board of Directors since we acquired American Senior Golf on September 8, 2001. Prior to that, he was the President and Chief Executive Officer of American Senior Golf since its formation. Mr. Kidd served as Commissioner of the Tournament Players Association, the forerunner of the Hogan, Nike, and Buy.com Tours (the PGA's developmental tour) for almost four years. He has played golf competitively on amateur tours and has competed at the Senior PGA Tour Qualifying School and Monday qualifiers.

Vera Harrell, 55, Vice President of Administration, Corporate Secretary and Director
--------------------------------------------------------------------------------
Ms. Harrell has served as our Vice President of Administration and Corporate Secretary and as a member of our Board of Directors since we acquired American
Senior Golf on September 8, 2001. Prior to that, she had been with American Senior Golf and had managed its day-to-day affairs since its inception.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for 2001 were met with the following exceptions:

1. Tom Kidd became our President and Chief Executive Officer and a Director of the Company on September 8, 2001, upon the acquisition of American Senior Golf from WQI. A Form 3 was not filed in connection with Mr. Kidd's assumption of these positions.

2. A Form 5 was not filed to report Mr. Kidd's beneficial ownership of our common stock as of December 31, 2001.

3. Vera Harrell became a Director of the Company on September 8, 2001, upon the acquisition of American Senior Golf from WQI. A Form 3 was not filed in connection with Ms. Harrell's assumption of this position.

4. A Form 5 was not filed to report Ms. Harrell's beneficial ownership of our common stock as of December 31, 2001.

Due to the complexity of the reporting rules, we expect to institute procedures to assist our officers and directors with these obligations.

Item 10.  Executive Compensation.


                           SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to ASGA, Inc. and its subsidiaries paid during the year ended December 31, 2001 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended December 31, 2001 (the "named executive officers"):


                                               Annual Compensation              Long Term Compensation
                                               -------------------              ----------------------
                                                                    Other                    Securities
                                                                   Annual    n Restricted   Under-lying    All Other
                              Year      Salary        Bonus      Compen-satio Stock Awards    Options/    Compen-sation
     Name and Position         (1)        ($)          ($)           ($)          ($)         SARS (#)        ($)
     -----------------         ---        ---          ---           ---          ---         --------        ---
Tom Kidd                      2001          0            0             0            0             0             0
   President & Chief          2000          0            0             0            0             0             0
   Executive Officer (2)

Vera Harrell                  2001          0            0             0            0             0             0
   Secretary (3)              2000          0            0             0            0             0             0

Charles Keller                2001          0            0             0            0             0             0
   President (4)              2000          0            0             0            0             0             0
--------------------------------------------------------------------------------

(1) Disclosure for 2000 reflects compensation received from the Company during the period from the incorporation of Transportation Safety Lights, Inc. on February 16, 2000 until December 31, 2000.

(2) Mr. Kidd became our President and Chief Executive Officer on September 8, 2001, upon the completion of our acquisition of American Senior Golf from WQI. Disclosure for 2001 does not reflect any compensation received from American Senior Golf or WQI prior to our acquisition of American Senior Golf.

(3) Ms. Harrell became our Secretary on September 8, 2001, upon the completion of our acquisition of American Senior Golf from WQI. Disclosure for 2001 does not reflect any compensation received from American Senior Golf or WQI prior to our acquisition of American Senior Golf.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides you with certain information, as of April 15, 2002 regarding beneficial ownership of our common stock by: (1) each of our directors and named executive officers (the "named executive officers" are described in the Summary Compensation Table set forth in Item 10); (2) each person whom we believe beneficially owns more than 5% of our outstanding voting stock; and (3) all executive officers and directors as a group. In accordance with the rules promulgated by the Securities and Exchange Commission, this ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, through the exercise of options, warrants or other rights. Except as otherwise indicated, each stockholder listed below has sole voting and investment power as to the shares owned by that person.

                                                        Amount and Nature of            Percentage
              Name and Address (1)                    Beneficial Ownership (2)         of Class (3)        Notes
------------------------------------------------- --------------------------------- --------------------------------
Tom Kidd                                                        15,081,609                   69.0%          (4)

Vera Harrell                                                     2,700,000                   12.3

Career Worth Inc.                                                1,300,000                    5.9
   3809 South West Temple, Suite 1D
   Salt Lake City, UT 84115

World Quest Inc.                                                15,081,609                   69.0           (5)
   660 South Hughes Boulevard
   Elizabeth City, NC 27909

All Directors and Executive Officers as a group                 17,781,609                   81.3%          (4)
   (2 persons)

* Less than one percent of ASGA common stock.

(1) If no address is given, the named individual is an executive officer or director of ASGA, whose business address is 660 South Hughes Boulevard, Elizabeth City, NC 27909.

(2) Shares of common stock that a person has the right to acquire within 60 days of April 15, 2002 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of April 15, 2000, there were 21,860,168 shares of common stock issued and outstanding.

(4) Mr. Kidd's beneficial ownership includes 81,609 shares held by World Quest, Inc. ("WQI") attributable to Mr. Kidd as the Chief Executive Officer and the majority stockholder of WQI.

(5) WQI's beneficial ownership includes 15,000,000 shares held by Mr. Kidd attributable to WQI because Mr. Kidd is the Chief Executive Officer and the majority stockholder of WQI.

Item 12.  Certain Relationships and Related Transactions.


          Acquisition of American Senior Golf

On September 8, 2001, the Company acquired all of the outstanding capital stock of American Senior Golf from WQI in a reverse acquisition. Tom Kidd, our President and Chief Executive Officer, was and is the Chief Executive Officer of WQI and its majority stockholder. Mr. Kidd had no relationship with the Company prior to the acquisition of American Senior Golf. We believe that the terms of the acquisition were obtained by arms-length bargaining.

          Promoters

The Company was founded by Charles A. Keller and Richard Pope, and was incorporated in February 2000 under the name "Transportation Safety Lights, Inc." In February 2000, we issued a total of 2,000,000 shares of our common stock to Messrs. Keller and Pope, in exchange for a cash payment of $4,705.
During the same month, the Company's founders paid unrelated third parties $2,295 for organizational costs on behalf of the Company. The Company did not reimburse either Mr. Keller or Mr. Pope for these expenses and, for accounting purposes, recorded them as a contribution to additional paid-in capital.

Messrs. Keller and Pope also were the sole owners, inventors, and subsequent developers of the prototype Transportation Safety Light. At the time of our incorporation, Messrs. Keller and Pope gifted the unfinished prototype to the Company for no consideration or stated value, as a result of which Messrs. Keller and Pope fully and permanently transferred to the Company any and all proprietary rights and future benefits that either of tem might have owned or had claim to due to their participation in the initial development of the Transportation Safety Light. The gift was effectuated by Messrs. Keller and Pope to provide additional value and incentive for subsequent investors that we would need to solicit for the capital required to complete development of the Transportation Safety Light.

We believe that the terms of these transactions were at least as favorable to the Company as could have been obtained by arms-length bargaining with an unrelated party.






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

Date: April 30 , 2002



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Title                                      Date
---------              -----                                      ----
                       President & Chief Executive Officer        April 30, 2002
/s/ Tom Kidd           (principal executive, financial and
------------           accounting officer)
Tom Kidd

/s/ Vera Harrell       Director and Secretary                     April 30, 2002
----------------
Vera Harrell