Form 10QSB
period 2002-03-31
ASGA INC /NV
filed 2002-05-20
CIK 1139220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-28113

ASGA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0451101 (I.R.S. Employer Identification Number)
660 South Hughes Boulevard, Elizabeth City, NC (Address of Principal Executive Offices)	27909 (Zip Code)

(252) 331-1799
(Issuer's Telephone Number, Including Area Code)

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
Yes ☒        No ☐

        The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of May    , 2002 was 21,860,168. On March 4, 2002, our Board of Directors, by unanimous written consent, adopted a resolution to effect a 200-to-one reverse split of our outstanding stock. Except as otherwise expressly noted, no share or per-share data has been presented to give effect to the retroactive application of the reverse stock split.

        Transitional Small Business Disclosure Format (check one):
Yes ☒        No ☐

ASGA, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2002

The accompanying notes are an integral part of these financial statements.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$8,627	$4,768
Accounts receivable, net of allowance for doubtful accounts of $0 and $351,180	0	0

Total current assets	8,627	4,768
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	17,390	26,286
Less: Accumulated depreciation	0	(7,957)

Total property and equipment	17,390	18,329
OTHER ASSETS
Investment in marketable equity securities	910,000	0
Other assets, net	1,480	1,780

Total other assets	911,480	1,780
Total Assets	$937,497	$24,877
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,567	$195,706
Purses payable	0	407,798
Accrued salaries and payroll taxes	10,192	41,523
Deferred revenue	888,837	0
Short-term loan—bank	0	71,396
Short-term loan—third party	2,300	284,308
Short-term loans—related parties	62,850	288,885
Line of credit—bank	0	49,623
Short-term loans—officers	0	77,429
Total current liabilities	985,746	1,416,668

Total Liabilities	985,746	1,416,668
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 issued and outstanding	0	0
Common stock, $0.001 and $1.00 par value, 20,000,000 and 100 shares authorized; 21,810,140 and 100 issued and outstanding	21,810	21,200
Additional paid-in capital in excess of par	642,757	528,307
Retained earnings (deficit)	(712,815)	(1,941,298)
Total stockholders' equity	(48,248)	(1,391,791)

Total Liabilities and Stockholders' Equity	$937,498	$24,877

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2002	2001
	(unaudited)	(unaudited)
REVENUES
Fees revenue, net	$0	$32,227
Sponsorship revenue	21,163	0

Net sales	21,163	32,227
COST OF SALES
Purses paid	0	0
Other	1,117	10,400

Total cost of sales	1,117	10,400

Gross margin	20,046	21,827
OPERATING EXPENSES
Sales and marketing expense	319	44
Salaries	41,664	65,823
General and administrative expenses	136,243	20,074
Amortization and depreciation	939	939
Bad debt expense	0	0

Total operating expenses	179,165	86,880

Operating income (loss)	(159,119)	(65,053)
OTHER INCOME (EXPENSE)
Interest income	0	0
Interest expense	(5,076)	(19,810)
Gain on disposal of subsidiary	106,981	0

Total other income (expense)	101,905	(19,810)

Net income (loss)	$(57,214)	$(84,863)

Net income (loss) per common share, basic	$(0.01)	$(848.62)

Weighted average number of common shares outstanding	21,810,140	100

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Stockholders' Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
BEGINNING BALANCE
April 9, 1999	0	$0	$0	$0	$0
Shares issued for cash	100	100	800	0	900
Net loss	0	0	0	(48,114)	(48,114)

BALANCE
December 31, 1999	100	100	800	(48,114)	(47,214)
Net loss	0	0	0	(860,902)	(860,902)

BALANCE
December 31, 2000	100	100	800	(909,016)	(908,116)
Reverse merger	19,349,900	19,250	(7,343)	0	11,907
S-8 shares for services	1,822,000	1,822	530,678	0	532,500
144 shares for services	28,000	28	4,172	0	4,200
Net loss	0	0	0	(1,032,282)	(1,032,282)

BALANCE
December 31, 2001	21,200,000	21,200	528,307	(1,941,298)	(1,391,791)
S-8 shares for services	778,000	778	92,582	0	93,360
1 for 200 reverse split	(21,867,860)	(21,868)	21,868	0	0
Divestiture of subsidiary	0	0	0	1,285,697	1,285,697
144 shares for services*	20,000,000	20,000	0	0	20,000
S-8 shares for services*	1,700,000	1,700	0	0	1,700
Net loss	0	0	0	(57,214)	(57,214)

ENDING BALANCE
March 31, 2002 (unaudited)	$21,810,140	$21,810	$642,757	$(712,815)	$(48,248)

*
To be rescinded

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(57,214)	$(84,862)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	939	939
Bad debt expense	0	0
Common stock issued for services	115,060	0
Amortization of deferred revenue	(21,163)	(8,919)
Gain on disposal of subsidiary	(106,981)	0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	0	0
(Increase) decrease in other assets	0	0
Increase (decrease) in accounts payable	(11,443)	96,989
Increase (decrease in purses payable	0	0
Increase (decrease) accrued salaries and taxes	6,881	(13,614)
Increase (decrease) in deferred revenue	0	0
Increase (decrease) in accrued interest payable	0	0

Net cash provided (used) by operating activities	(73,921)	(9,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for the purchase of fixed assets	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in reverse merger	0	0
Cash received from bank loan	0	2,048
Principal payments on bank loan	0	0
Cash received from third party loan	50,000	10,000
Principal payments on third party loan	0	0
Line of credit advances	0	0
Line of credit principal payments	0	0
Cash removed on disposal of subsidiary	(244)	0
Cash received from related party loans	28,024	0
Principal payments on related party loans	0	(1,744)

Net cash provided (used) by financing activities	77,780	10,304

Net increase (decrease) in cash and equivalents	3,859	837

CASH and equivalents, beginning of period	4,768	2,961

CASH and equivalents, end of period	$8,627	$3,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$	$

Non-Cash Activities:
Receipt of marketable equity securities for deferred revenue	$910,000	$0

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Notes to Consolidated Financial Statements

        (Information with regard to the three months ended March 31, 2002 and 2001 is unaudited.)

(1) Summary of Significant Accounting Policies

        The Company.    ASGA, Inc. conducts business from its office in Elizabeth City, North Carolina. The Company was organized under the laws of the State of Nevada on February 16, 2000.

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

        a) Revenue recognition.    The Company promotes professional golf tournaments. Revenue is recognized for financial statement purposes upon completion of each tournament.

        b) Net income per share, basic.    Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

        c) Cash equivalents.    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times during any year, there may be a concentration of cash at any one bank or financial institution in excess of insurance limits.

        d) Accounts receivable and allowance for bad debts.    At March 31, 2002, the Company's accounts receivable consists of receivables from tournament sponsors.

        e) Fixed assets.    Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $939 for the three months ended March 31, 2002 and 2001, respectively.

        f) Principles of consolidation.    The consolidated financial statements include the accounts of American Senior Golf Association, Inc., its former wholly-owned subsidiary. Inter-company balances and transactions have been eliminated.

        g) Significant transactions.    In September 2001, the Company purchased the 100% ownership of American Senior Golf Association, Inc. in a reverse acquisition accounted for as a reorganization of American Senior Golf Association, Inc. In March 2002, the Company divested American Senior Golf Association, Inc. to its President and principal ultimate stockholder. To accomplish this transaction, the President agreed to transfer shares of the Company to American Senior Golf Association, Inc. in an amount which, over time, will be sufficient to liquidate its debts. Concurrent with this transaction, the ASGA tour fixed assets were transferred to the Company, and the Company was granted an unrestricted license to the name and logo of ASGA for no additional consideration.

        h) Interim financial information.    The financial statements for the three months ended March 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

        (2) Income Taxes.    Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $712,800 expiring $101,200, $554,400 and $57,200 at December 31, 2020, 2021 and 2022, respectively. The amount recorded as deferred tax asset as of March 31, 2002 is approximately $285,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

        (3) Stockholders' Equity.    The Company has authorized 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, with 21,200,000 and 0 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

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

        In January 2002, the Company issued 778,000 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2001, the Company completed a 1 for 200 reverse stock split, retiring 21,867,860 shares, and increased the authorized common shares to 50,000,000 and preferred shares to 10,000,000.

        In March 2002, subsequent to the reverse split, the Company issued 20,000,000 restricted shares of common stock to its officers for services, and 1,700,000 shares of unrestricted, (S-8), shares of common stock to four consultants for services. The Company is in the process of voiding ab initio these share issuances and is negotiating a restructuring of those transactions. This process is expected to be completed by the end of June 2002. As a result, the Company recorded the initial issuance at par value simply so that the number of shares issued and outstanding at March 31, 2002 would not be misleading to potential users of the financial statements. When the restructured shares are issued, the Company will record them at their then fair market value.

        (4) Commitments and Contingencies.    In the normal course of business, ASGA, Inc. is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While these matters could affect the operating results of any year when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to ASGA, Inc. would not be material to the annual financial statements.

        The Company leases its office space on a month-to-month basis.

        (5) Marketable Equity Securities.    In March 2002, the Company entered into an agreement with Career Worth, Inc., (OTC BB: CRWO), whereby CRWO will be designated as event sponsor for 15 ASGA tour events between May 2002 and December 2003. ASGA received 1,300,000 shares of CRWO as payment in full under this agreement. At the time of the agreement, the CRWO shares had a market price of $1.75 per share, for a transaction total value of $2,275,000. As the shares are very thinly traded, highly volatile in price and restricted, the Company recorded the transaction at $0.70 per share, or a 60% discount to market, for a total transaction value of $910,000. The Company initially recorded the entire amount as deferred revenue. The sponsorship agreement has a stated life of 21 1/2 months, or 15 tour events. The Company is amortizing this amount monthly over the life of the agreement, and will also adjust such amortization quarterly such that, if the 15 tour events are completed prior to the end of the life of the agreement, the deferred revenue will be completely amortized.

        Statement of Financial Accounting Standards No. 115, (SFAS 115), requires equity securities with readily determinable fair values to be classified as either trading securities or available-for-sale securities. As the shares the Company received are restricted under Rule 144, the Company must classify them as available-for-sale. Unrealized gains and losses resulting from changes in the market value of those shares are required to be reflected in Other Comprehensive Income (Loss) on the Statement of Operations, and are not included in the Company's net income until realized. As the shares the Company received are restricted from resale under Rule 144, the price is very volatile and the volume traded is very low, the Company expects to discount the market price of the shares when calculating the unrealized gains and losses. The Company is currently using a 60% discount, which it also intends to evaluate at least quarterly based on changes in the volatility and volume.

(6) Subsequent Events

        a) Stockholders' equity.    In April 2002, the Company issued 126,000 shares of unrestricted, (S-8), common stock to four consultants and legal counsel in exchange for services rendered. Those shares were valued at $522,850, or an average of $4.15 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

        During the quarter ended March 31, 2002, we completed two transactions that we believe will make us more attractive to potential investors by increasing the price per share of our common stock and eliminating approximately $1.6 million of debt from our balance sheet.

  •
  First, on March 4, 2002, we effected a 200-to-1 reverse stock split of our common stock. This reduced the number shares of our common stock outstanding from 22,028,000 to 110,140 and increased our share price correspondingly.

  •
  Second, on March 29, 2002, we completed a significant restructuring of our golf-related businesses. Our subsidiary American Senior Golf transferred the ASGA Tour and related assets to ASGA, Inc. in exchange for cancellation of debt of approximately $37,500 that was owed to ASGA, Inc. by American Senior Golf. Immediately following this transfer, we sold the stock of American Senior Golf to its management in exchange for a commitment from management to make a capital contribution to American Senior Golf of approximately $1.6 million, which was approximately equal to the indebtedness then owed by American Senior Golf to its creditors. As a part of the transaction, we entered into a Strategic Alliance Agreement with American Senior Golf, to secure membership services for participants in the ASGA Tour and promotion of ASGA Tour events. We will invite members of the various member programs operated by American Senior Golf to participate in ASGA Tour events. We also gave American Senior Golf a license to use the "ASGA" name and logos to show its affiliation with us and the ASGA Tour.

        As discussed below, we believe that these transactions have improved our overall liquidity position.

        Equally importantly, on March 12, 2002, we signed a Sponsorship Agreement with Career Worth, Inc. ("Career Worth"), under which Career Worth will be an event sponsor for 15 ASGA Tour events between May 2002 and December 2003. We received 1,300,000 shares of Career Worth's stock as payment in full under this agreement.

RESULTS OF OPERATIONS

        The following table presents, for the periods indicated, select items in our statements of operations expressed as a percentage of our total revenues.

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Net sales	100.0%	100.0%
Total cost of sales	5.3%	32.3%

Gross margin	94.7%	67.7%

OPERATING EXPENSES
Sales and marketing expense	1.5%	0.1%
Salaries	196.9%	204.2%
General and administrative expenses	643.8%	622.9%
Amortization and depreciation	4.4%	2.9%

Total operating expenses	846.6%	269.6%

Operating income (loss)	(751.9)%	(201.9)%
Total other income (expense)	481.5%	(61.5)%

Net income (loss)	(270.3)%	(263.3)%

Results of Operations for the Three Months ended March 31, 2002 and 2001

        Revenues.    Total revenues decreased to $21,163 in the first quarter of 2002, compared to $32,227 in the first quarter of 2001, a decrease of $11,064 or 34.3%. In addition, our total revenues in the first quarter of 2002 consisted entirely of sponsorship revenue, while our total revenues in the first quarter of 2001 consisted entirely of fees revenue. Fees revenue in the first quarter of 2001 was generated entirely by our former American Senior Golf subsidiary and its fee-based membership business; our sale of this business in the first quarter of 2002 reduced our fees revenue to $0. We achieved sponsorship revenue during the first quarter of 2002 by signing a Sponsorship Agreement with Career Worth, Inc.; we did not receive any revenue from sponsorship agreements during the first quarter of 2001.

        Cost of Sales.    Cost of sales decreased to $1,117 in the first quarter of 2002 compared to $10,400 in the first quarter of 2001, a decrease of $9,283 or 89.3%. The decline in cost of sales was the result of the sale of our American Senior Golf business. During both the first quarter of 2002 and the first quarter of 2001, we paid $0 in purses to winners of our events. This phenomenon results from the fact that we historically have not held tournaments during the first quarter of the year, because weather conditions are not conducive to golfing events and most golf facilities are closed.

        Sales and Marketing Expense.    Sales and marketing expenses increased to $319 in the first quarter of 2002, compared to $44 in the first quarter of 2001, an increase of $275 or 625%. While the relative magnitude of this change was quite large, we do not believe that it was material. Because of the highly seasonal nature of our business, sales and marketing expense during the first quarter of the year generally is insignificant and does not reflect our operations over the course of the year.

        Salaries.    Salary expenses decreased to $41,664 in the first quarter of 2002, compared to $65,823 in the first quarter of 2001, a decrease of $24,159 or 36.7%. This decrease principally was the result of Tom Kidd, our President and Chief Executive Officer, agreeing to forego a significant portion of his compensation.

        General and Administrative Expenses.    General and administrative expenses increased to $136,243 in the first quarter of 2002, compared to $20,074 in the first quarter of 2001, an increase of $116,169 or 578.7%. Our general and administrative expenses consist primarily of travel costs, together with certain office expenses. The increase in these costs primarily resulted from increased travel by our officers while preparing for the 2002 season of ASGA Tour events.

        Amortization and Depreciation.    Amortization and depreciation was $939 in the first quarter of 2002, compared to $939 in the first quarter of 2001. These costs consist of depreciation of fixed assets on a straight-line basis over a seven-year period ending in 2005.

        Other Income (Expense).    Other income (expense) consists primarily of interest paid on bank loans; during the first quarter of 2002, our gain on the sale of our American Senior Golf subsidiary also was recorded as other income. Other income (expense) increased to $101,905 in the first quarter of 2002, compared to $(19,810) in the first quarter of 2001, an increase of $121,715 or 614.4%. This increase resulted from two major factors:

  1.
  a reduction in interest expense paid on bank loans, from $(19,810) in the first quarter of 2001 to $(5,076) in the first quarter of 2002, a reduction of $14,734 or 74.4%, which resulted from the sale of our American Senior Golf subsidiary and the assumption by its management of a a significant portion of our previously outstanding debt; and

  2.
  a one-time gain in the amount of $106,981 upon the sale of American Senior Golf.

Net Losses

        For the quarters ended March 31, 2002 and 2001, we recorded net losses of $57,214 and $84,863, respectively. Our improved results principally were affected by reductions in cost of sales, salary expenses and interest expense paid on bank loans, and the impact of the sale of American Senior Golf, offset by decreases in total revenues and increases in general and administrative expenses.

        Our ability to continue as a going concern is dependent on our ability to obtain sufficient cash to allow us to hold at least 10 ASGA Tour events annually, inclusive of paying sponsors for these events, as well as being able to control certain of its event related expenses. We continue to explore a number of opportunities which would allow us to integrate our operations vertically and horizontally in an effort to lower event costs. However, we cannot assure you that we will be able to identify these opportunities, to acquire the businesses involved if identified, or to integrate the businesses if acquired.

LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity requirements arise from:

  •
  The need to pay many of the expenses of operating ASGA Tour events before we receive revenue from event entry fees and other event-related revenues;

  •
  Net cash used in operating activities; and

  •
  Acquisitions of, and strategic investments in, businesses in order to achieve horizontal and vertical integration or to obtain sponsorship of ASGA Tour events.

        Since inception, we have financed our operations through revenues from operations (including fees and other event-related revenues and revenues from sponsors), short-term loans from banks, officers and directors and related and unrelated third parties and issuances of registered and unregistered common stock to employees and consultants. At March 31, 2002, we had $8,627 of cash and cash equivalents, our only current asset, and an additional $910,000 in marketable securities. However, on that date our liabilities exceeded our current assets by approximately $977,000.

        Net cash used in operating activities was $73,921 for the three months ended March 31, 2002 and $9,467 for the three months ended March 31, 2001. Net cash used for operating activities in each of these periods is primarily a result of net losses offset by one-time adjustments for various non-cash gains and losses included in our total net losses. Net cash used for operating activities for the three months ended March 31, 2002 principally reflects the exclusion from our net loss for the same period of the positive effect of the sale of our American Senior Golf subsidiary, the negative effect of issuances of common stock as payment for services, the amortization of deferred revenue and a decrease in accounts receivable.

        Net cash provided by investment activities was $0 for the three months ended March 31, 2002 and $0 for the three months ended March 31, 2001.

        Net cash provided by financing activities was $77,780 for the three months ended March 31, 2002 and $10,304 for the three months ended March 31, 2001. The net cash provided by financing activities for these periods was due primarily to the receipt of proceeds of various loans.

        We actively are seeking additional funding to allow us increase the number of events in 2002. We believe that, if we are able to increase the number of events we hold, we will be able to improve our overall liquidity position. In addition, on March 4, 2002, we reorganized our ASGA Tour business and sold our American Senior Golf subsidiary, consisting principally of our former golf membership business, to our principal stockholder. This transaction is described in more detail above under the heading "Overview." In connection with this reorganization, American Senior Golf assumed approximately $1.6 million of our liabilities. We believe that this reorganization will improve our overall liquidity position by eliminating our obligation to pay principal and interest on the assumed liabilities.

FORWARD-LOOKING STATEMENTS

        This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed under the heading "Risk Factors" in our Annual Report on Form 10-KSB, which was filed with the SEC on April 15, 2002.

        The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        On March 4, 2002, we effected a 200-to-1 reverse split of the outstanding shares of our common stock, $0.001 par value per share, by filing a "certificate of change" with the Nevada Secretary of State. Under Nevada law, the approval of our stockholders was not required. Except for the resulting increase in the trading price of our shares on the Over The Counter Bulletin Board, there was no change in the rights of the holders of our common stock. Our Board of Directors approved the reverse stock split at the same time as we undertook a significant restructuring of our golf-related businesses, which is described in more detail under the heading "Management's Discussion and Analysis or Plan of Operation." We entered into these transactions to increase the price per share of our common stock and to eliminate approximately $1.6 million of debt from our balance sheet.

        Recent Sales of Unregistered Securities.    During the three months ended March 31, 2001, we did not sell any of our securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") except as follows:

  1.
  We issued 1,300,000 shares of our common stock to Career Worth, Inc., a Nevada corporation ("Career Worth"), pursuant to a Sponsorship Agreement dated as of March 12, 2002. Pursuant to the Sponsorship Agreement, Career Worth will be designated as the sponsor of 15 ASGA Tour events between May 2002 and December 2003. We received 1,300,000 shares of Career Worth's common stock as payment in full under the Sponsorship Agreement. At the time of the agreement, the Career Worth stock we received had a market price of $1.75 per share, for a transaction total value of $2,275,000. Accordingly, the value of the consideration we received in exchange for the shares issued to Career Worth was $2,275,000 (although, as noted above, we have recorded the value of this stock in our financial statements at a 60% discount to this value). We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On March 19, 2002, stockholders holding a majority of the shares of common stock then outstanding, acting by written consent without a meeting pursuant to Section 78.320 of the Nevada Revised Statutes, approved the 2002 Benefit Plan of ASGA, Inc. Under the Stock Benefit Plan, we may issue shares of common stock, or grant options to acquire common stock, to (i) employees of the Company or its subsidiaries or (ii) other individuals, including consultants or advisors, who contribute to our success but are not employees of the Company or its subsidiaries, provided that bona fide services must be rendered by consultants and advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

        No information is presented as to the number of shares held by the stockholders who took the action described above because we are submitting to our stockholders, at our 2002 Annual Meeting of Stockholders, a proposal to ratify this and other corporate actions taken by the written consent of a majority of our stockholders. In September 2000, our board of directors was advised by our former legal counsel that we could rely on the Nevada Revised Statutes to take action by the written consent of a majority of our stockholders in lieu of one or more special meetings. Accordingly, we undertook the practice of acting by majority written consent in lieu of a special meeting of stockholders to conserve cash: by acting by majority written consent, we saved the costs associated with the preparation and dissemination of information statements conforming to Regulation 14C promulgated under the Securities Exchange Act of 1934. However, our board of directors has received advice from our current legal counsel that it is in our best interest to call special meetings of stockholders to approve corporate actions requiring stockholder approval, rather than relying on the written consent of the majority stockholders. As a result of the advice of our counsel, our board of directors is submitting all actions which were adopted by the written consent of the majority stockholders for ratification by the stockholders at the special meeting.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b)
Reports on Form 8-K. During the fiscal quarter ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

1.
On March 7, 2002, we filed a Current Report on Form 8-K reporting under Item 5 that on March 4, 2002, our Board of Directors had approved a 200-for-1 reverse split of the outstanding shares of our common stock, $0.001 par value per share.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASGA, INC.
By:	/s/ Tom Kidd Tom Kidd President and Chief Executive Officer

Date: May 20, 2002

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement for the Exchange of Common Stock dated September 8, 2001 between the Company and World Quest, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001, as filed with the Commission on September 21, 2001.
3(i)(a)	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 (File No. 000-32611), as filed with the Commission on April 30, 2001.
3(i)(b)	Certificate of Amendment of Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.(i).1 to the Company's Registration Statement on Form S-8 (Registration No. 333-70658), as filed with the Commission on October 2, 2001.
3(i)(c)	Certificate of Amendment of Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.(i).3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 19, 2001.
3(ii)	Bylaws of the Company, as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10 (File No. 000-32611), as filed with the Commission on April 30, 2001.
10.1	Design and Manufacturing Agreement dated March 21, 2001 between the Company and Lighting and Electronic Design, Inc., incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2001, as filed with the Commission on May 29, 2001.
10.2	Consulting Agreement dated as of July 18, 2001 between the Company and Scott Bleazard, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-66494), as filed with the Commission on August 1, 2001.
10.3	Consulting Agreement dated as of July 18, 2001 between the Company and Stephen Brock, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-66494), as filed with the Commission on August 1, 2001.
10.4†	ASGA, Inc. Year 2001 Employee/Consultant Stock Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-70658), as filed with the Commission on October 2, 2001.
10.5†	The 2002 Benefit Plan of ASGA, Inc., incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8 (333-84578), as filed with the Commission on March 20, 2002.
10.6	Asset Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and American Senior Golf Association, Inc.
10.7	Securities Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and Tom Kidd.
10.8	Strategic Alliance Agreement dated as of March 29, 2002 between the Company and American Senior Golf Association, Inc.
10.9	Consulting Agreement dated February 13, 2002 between the Company and Steve Brodsky.
10.10*	Sponsorship Agreement dated as of March 12, 2002 between the Company and Career Worth, Inc.

*
Filed herewith; the Company agrees by this filing to supplementally furnish to the Commission, upon request, a copy of the exhibits and/or schedules to any of these agreements.

†
Management contract or compensatory plan

X-1

QuickLinks

Index
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
ASGA, Inc. Consolidated Balance Sheets
ASGA, Inc. Consolidated Statements of Operations
ASGA, Inc. Consolidated Statements of Stockholders' Equity
ASGA, Inc. Consolidated Statements of Cash Flows
ASGA, Inc. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX