Form 10QSB
period 2002-06-30
ASGA INC /NV
filed 2002-08-19
CIK 1139220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10–QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-28113

ASGA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0451101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

660 South Hughes Boulevard, Elizabeth City, NC	27909
(Address of Principal Executive Offices)	(Zip Code)

(252) 331-1799
(Issuer’s Telephone Number, Including Area Code)

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

Yes  ☒  No  ☐

The number of shares outstanding of the issuer’s stock, $0.001 par value per share, as of August 16, 2002 was 23,049,528.

                Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

ASGA, INC.

QUARTERLY REPORT ON FORM 10–QSB
FOR THE QUARTER ENDED JUNE 30, 2002

The accompanying notes are an integral part of these financial statements.

1

PART I
FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ASGA, Inc.
Consolidated Balance Sheets

	Six Months Ended June 30, 2002	Year Ended December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$62	$4,768
Accounts receivable, net of allowance for doubtful accounts of $0 and $351,180	27,808	0
Accounts receivable — related party	197,807	0
Total current assets	225,677	4,768
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	22,390	26,286
Less: Accumulated depreciation	(869)	(7,957)
Total property and equipment	21,521	18,329
OTHER ASSETS
Investment in marketable equity securities	1,586,000	0
Other assets, net	1,480	1,780
Total other assets	1,587,480	1,780
Total Assets	$1,834,678	$24,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$33,674	$0
Accounts payable	76,442	195,706
Purses payable	0	407,798
Accrued salaries and payroll taxes	19,192	41,523
Deferred revenue	1,480,267	0
Short-term loan — bank	0	71,396
Short-term loan — third party	303,371	284,308
Short-term loans — related parties	1,596	288,885
Line of credit — bank	0	49,623
Short-term loans — officers	100	77,429
Total current liabilities	1,914,642	1,416,668
Total Liabilities	1,914,642	1,416,668

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 issued and outstanding	0	0
Common stock, $0.001 and $1.00 par value, 50,000,000 and 100 shares authorized; 22,036,140 and 100 issued and outstanding	22,036	21,200
Additional paid-in capital in excess of par	1,265,381	528,307
Retained earnings (deficit)	(1,367,831)	(1,941,298)
Total stockholders’ equity	(79,964)	(1,391,791)
Total Liabilities and Stockholders’ Equity	$1,834,678	$24,877

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Fees revenue, net	$0	$261,074	$0	$293,301
Sponsorship revenue	112,378	200,000	133,541	200,000
Net sales	112,378	461,074	133,541	493,301
COST OF SALES
Purses paid	30,750	357,660	30,750	357,660
Other	90,781	141,198	91,898	151,598
Total cost of sales	121,531	498,858	122,648	509,258
Gross margin	(9,153)	(37,784)	10,893	(15,957)
OPERATING EXPENSES
Advertising	3,764	16,549	4,083	16,593
Salaries	19,214	50,518	60,878	116,341
General and administrative expenses	631,048	72,564	767,291	92,638
Amortization and depreciation	869	939	1,808	1,878
Bad debt expense	0	0	0	0
Total operating expenses	654,895	140,570	834,060	227,450
Operating income (loss)	(664,048)	(178,354)	(823,167)	(243,407)
OTHER INCOME (EXPENSE)
Interest income	2	0	2	0
Interest expense	(3,371)	(9,970)	(8,446)	(29,780)
Gain on disposal of subsidiary	0	0	106,981	0
Gain on debt forgiveness	12,850	0	12,850	0
Total other income (expense)	9,481	(9,970)	111,387	(29,780)
Net income (loss)	(654,567)	(188,324)	(711,780)	(273,187)
OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in value of available for sale securities	676,000	0	676,000	0
Comprehensive income (loss)	$21,433	$(188,324)	$(35,780)	$(273,187)
Net income (loss) per common share, basic	$(0.03)	$(1,883.24)	$(0.03)	$(2,731.87)
Weighted average number of common shares outstanding	21,999,876	100	21,968,184	100

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
BEGINNING BALANCE April 9, 1999	0	$0	$0	$0	$0
Shares issued for cash	100	100	800	0	900
Net loss	0	0	0	(48,114)	(48,114)
BALANCE December 31, 1999	100	100	800	(48,114)	(47,214)
Net loss	0	0	0	(860,902)	(860,902)
BALANCE December 31, 2000	100	100	800	(909,016)	(908,116)
Reverse merger	19,349,900	19,250	(7,343)	0	11,907
S-8 shares for services	1,822,000	1,822	530,678	0	532,500
144 shares for services	28,000	28	4,172	0	4,200
Net loss	0	0	0	(1,032,282)	(1,032,282)
BALANCE December 31, 2001	21,200,000	21,200	528,307	(1,941,298)	(1,391,791)
S-8 shares for services	778,000	778	92,582	0	93,360
1 for 200 reverse split	(21,867,860)	(21,868)	21,868	0	0
Divestiture of subsidiary	0	0	0	1,285,697	1,285,697
144 shares for services*	20,000,000	20,000	0	0	20,000
S-8 shares for services*	1,700,000	1,700	0	0	1,700
S-8 shares for services	126,000	126	522,724	0	522,850
Exercise of options	100,000	100	99,900	0	100,000
Net loss	0	0	0	(711,780)	(711,780)
ENDING BALANCE June 30, 2002 (unaudited)	$22,036,140	$22,036	$1,265,381	$(1,367,381)	$(79,964)

*To be rescinded

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(711,780)	$(273,187)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,808	1,878
Bad debt expense	0	0
Common stock issued for services	637,910	0
Amortization of deferred revenue	(105,733)	0
Gain on disposal of subsidiary	(106,981)	0
Gain on forgiveness of debt	(12,850)	0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27,808)	(151,180)
(Increase) decrease in other assets	0	0
Increase (decrease) in accounts payable	64,917	113,135
Increase (decrease in purses payable	0	0
Increase (decrease) accrued salaries and taxes	19,192	(13,614)
Increase (decrease) in deferred revenue	0	(17,839)
Increase (decrease) in accrued interest payable	6,500	13,361
Net cash provided (used) by operating activities	(234,825)	(327,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for the purchase of fixed assets	(5,000)	0
Loan to related party	(197,807)	0
Net cash provided (used) by investing activities	(202,807)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	33,674	0
Cash received on option exercise	100,000	0
Cash received from bank loan	0	2,048
Principal payments on bank loan	0	0
Cash received from third party loan	300,000	334,299
Principal payments on third party loan	0	(4,495)
Line of credit advances	0	342
Line of credit principal payments	0	0
Cash removed on disposal of subsidiary	(244)	0
Cash received from related party loans	100	2,642
Principal payments on related party loans	(604)	(10,266)
Net cash provided (used) by financing activities	432,926	324,570

The accompanying notes are an integral part of these financial statements.

Net increase (decrease) in cash and equivalents	(4,706)	(2,876)
CASH and equivalents, beginning of period	4,768	2,961
CASH and equivalents, end of period	$62	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$5,076	$16,422

Non-Cash Activities:
Receipt of marketable equity securities for deferred revenue	$1,586,000	$0

ASGA, Inc.
Notes to Consolidated Financial Statements

(Information with regard to the six months ended June 30, 2002 and 2001 is unaudited.)

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

d) Accounts receivable and allowance for bad debts At June 30, 2002, the Company’s accounts receivable consists of receivables from tournament sponsors.

e) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,808 and $1,878 for the six months ended June 30, 2002 and 2001, respectively.

f) Principles of consolidation The consolidated financial statements include the accounts of American Senior Golf Association, Inc., its former wholly-owned subsidiary. Inter-company balances and transactions have been eliminated.

g) Significant transactions In September 2001, the Company purchased 100% ownership of American Senior Golf Association, Inc. in a reverse acquisition accounted for as a reorganization of American Senior Golf Association, Inc. In March 2002, the Company divested American Senior Golf Association, Inc. to its President and principal ultimate stockholder. To accomplish this transaction, the President agreed to transfer shares of the Company to American Senior Golf Association, Inc. in an amount which, over time, will be sufficient to liquidate its debts. Concurrent with this transaction, the ASGA tour fixed assets were transferred to the Company, and the Company was granted an unrestricted license to the name and logo of ASGA for no additional consideration.

h) Interim financial information The financial statements for the six months ended June 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,367,000 expiring $101,200, $554,400 and $712,000 at December 31, 2020, 2021 and 2022, respectively. The amount recorded as deferred tax asset as of June 30, 2002 is approximately $550,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Stockholders’ Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, with 21,200,000 and 0 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

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

In January 2002, the Company issued 778,000 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2002, the Company completed a 1 for 200 reverse stock split, retiring 21,867,860 shares, and increased the authorized common shares to 50,000,000 and preferred shares to 10,000,000.

In March 2002, subsequent to the reverse split, the Company issued 20,000,000 restricted shares of common stock to its officers for services, and 1,700,000 shares of unrestricted, (S-8), shares of common stock to four consultants for services. The Company is in the process of voiding ab initio these share issuances and is negotiating a restructuring of those transactions. This process is expected to be completed by the end of September 2002. As a result, the Company recorded the initial issuance at par value simply so that the number of shares issued and outstanding at June 30, 2002 would not be misleading to potential users of the financial statements. When the restructured shares are issued, the Company will record them at their then fair market value.

In April 2002, the Company issued 126,000 shares of unrestricted, (S-8), common stock to four consultants and legal counsel in exchange for services rendered. Those shares were valued at $522,850, or an average of $4.15 per share. In May 2002, a stockholder exercised options for 100,000 shares of common stock at the exercise price of $1.00 per share in cash.

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

(5) Marketable Equity Securities In March 2002, the Company entered into an agreement with Career Worth, Inc., (OTC BB: CRWO), whereby CRWO will be designated as event sponsor for 15 ASGA tour events between May 2002 and December 2003. ASGA received 1,300,000 shares of CRWO as payment in full under this agreement. At the time of the agreement, the CRWO shares had a market price of $1.75 per share, for a transaction total value of $2,275,000. As the shares are very thinly traded, highly volatile in price and restricted, the Company recorded the transaction at $0.70 per share, or a 60% discount to market, for a total transaction value of $910,000. The Company initially recorded the entire amount as deferred revenue. The sponsorship agreement has a stated life of 21½ months, or 15 tour events. The Company is amortizing this amount monthly over the life of the agreement, and will also adjust such amortization quarterly such that, if the 15 tour events are completed prior to the end of the life of the agreement, the deferred revenue will be completely amortized.

                                                Statement of Financial Accounting Standards No. 115, (SFAS 115), requires equity securities with readily determinable fair values to be classified as either trading securities or available-for-sale securities. As the shares the Company received are restricted under Rule 144, the Company must classify them as available-for-sale. Unrealized gains and losses resulting from changes in the market value of those shares are required to be reflected in Other Comprehensive Income (Loss) on the Statement of Operations, and are not included in the Company’s net income until realized. As the shares the Company received are restricted from resale under Rule 144, the price is very volatile and the volume traded is very low, the Company expects to discount the market price of the shares when calculating the unrealized gains and losses. The Company is currently using a 60% discount, which it also intends to evaluate at least quarterly based on changes in the volatility and volume.

(6) Short-Term Debt In May 2002, the Company borrowed $300,000 on a short-term note, due November 2002, with an interest rate of 10%. This note is collateralized with the 1,300,000 shares of Career Worth, Inc. that the Company owns.

(7) Equity Line of Credit In May 2002, the Company entered into an equity line of credit with Westrock Advisors, Inc. and Cornell Capital Partners, L.P., under which the Company can sell up to $25,000,000 of its common stock. The Company has not made any draws on the line at June 30, 2002.

(8) Subsequent Events

                                                (a) Long-term debt In July 2002, the Company entered into a four-year balloon term note with a 6.50% interest rate. Interest is payable quarterly. The first draw is intended to repay the short-term debt at maturity. This note is collateralized with the 1,300,000 shares of Career Worth, Inc. that the Company owns. Under this note, the Company can borrow 40% of the current market value of the Career Worth, Inc. stock, or a maximum of $1,586,000 at June 30, 2002.

                                                (b) Sponsorship agreement In July 2002, the Company entered into a sponsorship agreement with Ruth’s Chris Steakhouse, Inc. for the calendar year 2003. This agreement calls for Ruth’s Chris to pay a sponsorship fee totaling $250,000, payable $75,000 upon signing, which the Company has received, $50,000 on each of January 1, 2003 and March 1, 2003, and $25,000 on each of May 1, 2003, July 1, 2003 and September 1, 2003.

Item 2.                                   Management’s Discussion and Analysis or Plan of Operation

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10–QSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Overview

We were incorporated in the State of Nevada on February 16, 2000 under the name “Transportation Safety Lights, Inc.” to market innovative safety lights developed by the Company’s founders. Our founders believed that our products would improve the safety and efficiency in the trucking and logistics industries by significantly reducing the number of vehicles colliding with tractor-trailer trucks making wide turns, primarily at intersections. A reduction in the number of these collisions in turn would reduce (a) casualty losses, (b) property losses, and (c) equipment and manpower downtime.

On September 8, 2001, the Company and World Quest, Inc. (“WQI”) entered into an Agreement for the Exchange of Common Stock, under which the Company issued 16,321,750 shares of common stock to WQI in exchange for all of the issued and outstanding stock of American Senior Golf Association, Inc., a Delaware corporation (“American Senior Golf”), the operator of the ASGA Tour, and the American Senior Golf Association, a membership business devoted to professional and amateur golfers aged 45 and older. As a result of this transaction, American Senior Golf became a wholly owned subsidiary of the Company and we changed our name to “ASGA, Inc.”

Following the acquisition of American Senior Golf, we established a wholly owned subsidiary named “Transportation Safety Lights, Inc.” (“TSL”). Through TSL, we are continuing to pursue our original business plan of developing and marketing innovative tractor-trailer truck safety lights developed by our founders. However, our primary business focus is on developing the ASGA Tour as the premier intermediary professional golf tour in the United States for professional and highly skilled amateur golfers aged 45 and older.

Results of Operations

The following table presents, for the periods indicated, select items in our statements of operations expressed as a percentage of our total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	108.1%	108.2%	91.8%	103.2%
Gross margin	(8.1% )	(8.2% )	8.2%	(3.2% )

OPERATING EXPENSES
Advertising	3.3%	3.6%	3.1%	3.4%
Salaries	17.1%	10.9%	45.6%	23.6%
General and administrative expenses	561.5%	15.7%	574.6%	18.8%
Amortization and depreciation	0.8%	0.2%	1.4%	0.4%
Total operating expenses	582.7%	30.5%	624.6%	46.1%

Operating income (loss)	(590.9% )	(38.7% )	(616.4% )	(49.3% )
Total other income (expense)	8.4%	(2.2% )	83.4%	(6.0% )
Net income (loss)	(582.5% )	(40.8% )	(533.0% )	(55.4% )

Gain (loss) in value of available for sale securities	601.5%	0.0%	506.2%	0.0%
Comprehensive income (loss)	19.1%	(40.8% )	(26.8% )	(55.4% )

Results of Operations for the Six Months ended June 30, 2002 and 2001

Revenues. Total revenues decreased to $133,541 in the first six months of 2002, compared to $493,301 in the first six months of 2001, a decrease of $359,760 or 72.9%. This difference principally results from the fact that we held four ASGA Tour events during the first six months of 2001, but held only one event during the corresponding period of 2002.

Cost of Sales. Cost of sales decreased to $122,648 in the first six months of 2002 compared to $509,258 in the first six months of 2001, a decrease of $386,610 or 75.9%. The decline in cost of sales was a direct result of the decrease in the number of ASGA Tour events we held during the respective periods. Our cost of sales principally depends on the costs associated with an individual event, and a decrease in the number of events results in a corresponding decrease in our cost of sales.

Advertising. Sales and marketing expenses decreased to $4,083 in the first six months of 2002, compared to $16,593 in the first six months of 2001, a decrease of $12,510 or 75.4%. The decrease in advertising expenses also resulted from the decrease in the number of ASGA Tour events during the respective periods.

Salaries. Salary expenses decreased to $60,878 in the first six months of 2002, compared to $116,341 in the first six months of 2001, a decrease of $55,463 or 47.7%. This decrease principally was the result of the decrease in the number ASGA Tour events. A significant portion of our total salaries are paid to workers at individual events; when we hold fewer events, we are required to pay fewer salaries.

General and Administrative Expenses. General and administrative expenses increased to $767,291 in the first six months of 2002, compared to $92,638 in the first six months of 2001, an increase of $674,653 or 728.3%. Our general and administrative expenses consist primarily of travel costs, together with some office expenses. The increase in these costs primarily resulted from the issuance to four consultants and an attorney of an aggregate of 126,000 shares of our common stock, as a non-cash payment for services rendered to us. This issuance resulted in a non-cash expense in the amount of $522,850, which represented 68.1% of our general and administrative expenses for the first six months of 2002.

Amortization and Depreciation. Amortization and depreciation was $1,808 in the first six months of 2002, compared to $1,878 in the first six months of 2001, a decrease of $70 or 3.7%. These costs consist of depreciation of fixed assets on a straight-line basis over a seven-year period ending in 2005. The decrease in the amount of depreciation principally was the result of the sale of American Senior Golf; ASGA retained most, but not all, of the tangible assets relating to the ASGA Tour. Because we now hold fewer assets, the amount of depreciation has decreased.

Other Income (Expense). Other income (expense) consists primarily of interest paid on bank loans; during the first six months of 2002, our gain on the forgiveness of certain loans also was recorded as other income. Other income (expense) increased to $111,387 in the first six months of 2002, compared to $(29,780) in the first six months of 2001, an increase of $141,167 or 474.0%. This increase resulted from three principal factors:

1.               a reduction in interest expense paid on bank loans, from $(29,780) in the first six months of 2001 to $(8,846) in the first six months of 2002, a reduction of $21,334 or 71.6%, which resulted from the impact of the sale of our American Senior Golf subsidiary and the assumption by its management of a significant portion of our previously outstanding debt, all of which took place during the first quarter of 2002;

2.               a one-time gain in the amount of $106,981 upon the sale of American Senior Golf; and

3.               the one-time impact of gain on the forgiveness of $12,850 in other indebtedness.

Net Losses

For the quarters ended June 30, 2002 and 2001, we recorded net losses of $(654,567) and $(188,324), respectively. However, absent the negative impact of the issuance for services performed of $522,850 in common stock, as described above, our net loss for the second quarter of 2002 would have been $(131,717), a continuing loss but an appreciable improvement over our performance in the second quarter of 2001.

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

Since inception, we have financed our operations through revenues from operations (including fees and other event-related revenues and revenues from sponsors), short-term loans from banks, officers and directors and related and unrelated third parties and issuances of registered and unregistered common stock to employees and consultants. At June 30, 2002, we had only $62 of cash and cash equivalents but we held an aggregate of $225,615 in accounts receivable and an additional $1,586,000 in marketable securities. However, on that date our liabilities exceeded our current assets by approximately $1,688,965.

Net cash used in operating activities was $234,825 for the six months ended June 30, 2002 and $327,446 for the six months ended June 30, 2001. Net cash used for operating activities in each of these periods is primarily a result of net losses offset by one-time adjustments for various non-cash gains and losses included in our total net losses. Net cash used for operating activities for the six months ended June 30,

2002 principally reflects the exclusion from our net loss for the same period of the positive effect of the sale (in March 2002) of our American Senior Golf subsidiary, the negative effect of issuances of common stock as payment for services, the amortization of deferred revenue, an increase in accounts receivable and an increase in accounts payable.

Net cash used by investing activities was $202,807 for the six months ended June 30, 2002 and $0 for the six months ended June 30, 2001. Net cash used by investing activities for the six months ended June 30, 2002 principally reflects the extension of a loan in the amount of $197,807 to a related party.

Net cash provided by financing activities was $432,926 for the six months ended June 30, 2002 and $324,570 for the six months ended June 30, 2001. The net cash provided by financing activities for these periods was due primarily to the receipt of proceeds of various loans.

Equity Line of Credit

In May 2002, we obtained an equity line of credit from Cornell Capital Partners, L.P. (“Cornell Capital”), pursuant to an Equity Line of Credit Agreement and certain related documents. Cornell Capital is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Under the Equity Line of Credit Agreement, at our discretion we periodically may sell shares of our common stock to Cornell Capital for a total purchase price of up to $25.0 million. We cannot draw on the equity line of credit for advances greater than $275,000 in a single advance, or $1.1 million during any 30-day period. For each share of common stock purchased by Cornell Capital under the equity line of credit, Cornell Capital will pay 91% of the lowest volume-weighted average price during the five days immediately following the date on which we request an advance under the equity line of credit. Further, Cornell Capital will retain 5% of each advance. In addition, we engaged Westrock Advisors, Inc. (“Westrock Advisors”), a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Westrock Advisors will receive $10,000 in shares of our common stock upon each advance.

The effectiveness of the sale of the shares under the Equity Line of Credit, and our right to receive an advance, is conditioned upon the registration of the shares of common stock with the SEC. We will bear all of the costs associated with this registration. For this reason, we have not yet requested, nor have we received, any advances on the equity line of credit.

We actively are seeking additional funding to allow us increase the number of ASGA Tour events in 2002. We believe that, if we are able to increase the number of events we hold, we will be able to improve our overall liquidity position.

Forward-Looking Statements

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-KSB, which was filed with the SEC on April 15, 2002.

The words “believe”, “may”, “will”, “should”, “anticipate”, “estimate”, “expect”, “intends”, “objective” or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II
OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 2.                                   Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities. During the three months ended June 30, 2001, we did not sell any of our securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

On June 26, 2002 we held the annual meeting of our stockholders. Proposals presented for a vote of our stockholders were (1) the election of two directors to serve on the Board of Directors for a one-year term; and (2) a proposal to ratify four actions previously taken by a majority of the Company’s stockholders by written consent without a meeting.

Each of the incumbent Directors was elected, with the following results:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Tom Kidd	15,000,000	0	0
Vera Harrell	15,000,000	0	0

The proposal to ratify four actions previously taken by a majority of the Company’s stockholders by written consent without a meeting was approved, with the following results:

Votes For	Votes Against	Abstentions and Broker Non-Votes
15,000,000	0

No other matters came before the annual meeting.

Item 5.                                   Other Information

In June 2002, the SEC contacted us about a barrage of unsolicited bulk email touting our stock. These communications were neither authorized nor sanctioned by the Company, and we became aware of them only when a message was forwarded to Tom Kidd, our President and Chief Executive Officer. The email messages contained a number of false and misleading statements. We held an informal conversation with the SEC in which we discussed this matter. Mr. Kidd subsequently provided a declaration to the SEC stating that neither he nor Vera Harrell, our Vice President of Administration and Corporate Secretary, had had any involvement in the distribution of the email or had provided any of the information set forth therein.

Item 6.                                   Exhibits and Reports on Form 8–K

(a)                                  Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X–1 of this Annual Report on Form 10–KSB.
(b)                                 Reports on Form 8–K. During the fiscal quarter ended June 30, 2002, the Company did not file any Current Reports on Form 8–K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASGA, INC.

By:	/s/ Tom Kidd
Tom Kidd
President and Chief Executive Officer

Date: August 19, 2002

EXHIBIT INDEX

Exhibit No.                                     Description

2.1                                                         Agreement for the Exchange of Common Stock dated September 8, 2001 between the Company and World Quest, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10–QSB for the fiscal quarter ended June 30, 2001, as filed with the Commission on September 21, 2001.

3(i)(a)                                         Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company’s Registration Statement on Form 10 (File No. 000–32611), as filed with the Commission on April 30, 2001.

3(i)(b)                                        Certificate of Amendment of Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.(i).1 to the Company’s Registration Statement on Form S–8 (Registration No. 333–70658), as filed with the Commission on October 2, 2001.

3(i)(c)                                         Certificate of Amendment of Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.(i).3 to the Company’s Quarterly Report on Form 10–QSB for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 19, 2001.

3(ii)                                                    Bylaws of the Company, as amended, incorporated herein by reference to Exhibit 3(b) to the Company’s Registration Statement on Form 10 (File No. 000–32611), as filed with the Commission on April 30, 2001.

10.1                                                   Design and Manufacturing Agreement dated March 21, 2001 between the Company and Lighting and Electronic Design, Inc., incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10–QSB for the fiscal quarter ended June 30, 2001, as filed with the Commission on May 29, 2001.

10.2                                                   Consulting Agreement dated as of July 18, 2001 between the Company and Scott Bleazard, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S–8 (Registration No. 333–66494), as filed with the Commission on August 1, 2001.

10.3                                                   Consulting Agreement dated as of July 18, 2001 between the Company and Stephen Brock, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S–8 (Registration No. 333–66494), as filed with the Commission on August 1, 2001.

10.4†                                             ASGA, Inc. Year 2001 Employee/Consultant Stock Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S–8 (Registration No. 333–70658), as filed with the Commission on October 2, 2001.

10.5†                                             The 2002 Benefit Plan of ASGA, Inc., incorporated herein by reference to Exhibit A to the Company’s Registration Statement on Form S–8 (333–84578), as filed with the Commission on March 20, 2002.

10.6                                                   Asset Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and American Senior Golf Association, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10–KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.

X-1

10.7                                                   Securities Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and Tom Kidd, incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10–KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.

10.8                                                   Strategic Alliance Agreement dated as of March 29, 2002 between the Company and American Senior Golf Association, Inc. , incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10–KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.

10.9                                                   Consulting Agreement dated February 13, 2002 between the Company and Steve Brodsky, incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10–KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.

10.10                                             Sponsorship Agreement dated as of March 12, 2002 between the Company and Career Worth, Inc., incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10–QSB for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 20, 2002.

10.11                                             Non-Exclusive Royalty-Free Trademark License Agreement dated as of March 12, 2002 between the Company and Career Worth, Inc., incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10–QSB for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 20, 2002.

99.1*                                            Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated August 19, 2002, executed by Tom Kidd, Chief Executive Officer (including chief financial officer) of the Company.

*                                         Filed herewith.

†                                          Management contract or compensatory plan

X-2