Form 10QSB
period 2002-09-30
ASGA INC /NV
filed 2002-11-20
CIK 1139220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-28113

ASGA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0451101
(State or other jurisdiction of Identification Number)	(I.R.S. Employer incorporation or organization)
660 South Hughes Boulevard, Elizabeth City, NC	27909
(Address of Principal Executive Offices)	(Zip Code)
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

Yes ☒    No ☐

        The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of August 16, 2002 was 23,049,528.

        Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

ASGA, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Index

The accompanying notes are an integral part of these financial statements.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Balance Sheets

	Nine Months Ended September 30, 2002	Year Ended December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$3,555	$4,768
Accounts receivable, net of allowance for doubtful accounts of $0 and $351,180	22,000	0
Accounts receivable—related party	187,572	0

Total current assets	213,127	4,768

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	22,390	26,286
Less: Accumulated depreciation	(1,739)	(7,957)

Total property and equipment	20,651	18,329

OTHER ASSETS
Investment in marketable equity securities	1,586,000	0
Other assets, net	1,480	1,780

Total other assets	1,587,480	1,780

Total Assets	$1,821,258	$24,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$0	$0
Accounts payable	135,914	195,706
Purses payable	0	407,798
Accrued salaries and payroll taxes	28,192	41,523
Deferred revenue	1,258,964	0
Short-term loan—bank	0	71,396
Short-term loan—third party	442,188	284,308
Short-term loans—related parties	1,596	288,885
Line of credit—bank	0	49,623
Short-term loans—officers	100	77,429

Total current liabilities	1,866,954	1,416,668

Total Liabilities	1,866,954	1,416,668

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 issued and outstanding	0	0
Common stock, $0.001 shares authorized; 22,306,140 and 21,200,000 issued and outstanding	22,306	21,200
Additional paid-in capital in excess of par	1,287,711	528,307
Retained earnings (deficit)	(1,355,713)	(1,941,298)

Total stockholders' deficit	(45,696)	(1,391,791)

Total Liabilities and Stockholders' Deficit	$1,821,258	$24,877

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001		2002		2001
REVENUES
Fees revenue, net	$32,825		$17,839		$32,825	$311,140
Sponsorship revenue	297,153		0		430,694	200,000

Net sales	329,978		17,839		463,519	511,140
COST OF SALES
Purses paid	0		0		30,750	357,660
Other	7,468		0		99,366	151,597

Total cost of sales	7,468		0		130,116	509,257

Gross margin	322,510		17,839		333,403	1,883
OPERATING EXPENSES
Advertising	846		400		4,929	16,923
Salaries	9,000		23,109		69,878	139,450
General and administrative expenses	292,455		16,319		1,059,746	108,957
Amortization and depreciation	870		938		2,678	2,816

Total operating expenses	303,171		40,766		1,137,231	268,146

Operating income (loss)	19,339		(22,927)		(803,828)	(266,263)

OTHER INCOME (EXPENSE)
Interest income	0		0		2	0
Interest expense	(7,671)		(8,825)		(16,117)	(38,605)
Gain on disposal of subsidiary	0		0		106,981	0
Gain on debt forgiveness	0		0		12,850	0

Total other income (expense)	(7,671)		(8,825)		103,716	(38,605)

Net income (loss)	11,668		(31,752)		(700,112)	(304,868)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in value of available for sale securities	(1,482,000)		0		(806,000)	0

Comprehensive income (loss)	$(1,470,332)		(31,752)		(1,506,112)	(304,868)

Net income (loss) per common share, basic	$0.01	$		$		$(0.02)

Weighted average number of common shares outstanding	22,306,140		19,350,000		22,261,085	19,350,000

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Stockholders' Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
BEGINNING BALANCE,
April 9, 1999	0	$0	$0	$0	$0
Shares issued for cash	100	100	800	0	900
Net loss	0	0	0	(48,114)	(48,114)

BALANCE, December 31, 1999	100	100	800	(48,114)	(47,214)
Net loss	0	0	0	(860,902)	(860,902)

BALANCE, December 31, 2000	100	100	800	(909,016)	(908,116)
Reverse merger	19,349,900	19,250	(7,343)	0	11,907
S-8 shares for services	1,822,000	1,822	530,678	0	532,500
144 shares for services	28,000	28	4,172	0	4,200
Net loss	0	0	0	(1,032,282)	(1,032,282)

BALANCE, December 31, 2001	21,200,000	21,200	528,307	(1,941,298)	(1,391,791)
S-8 shares for services	778,000	778	92,582	0	93,360
1 for 200 reverse split	(21,867,860)	(21,868)	21,868	0	0
Divestiture of subsidiary	0	0	0	1,285,697	1,285,697
144 shares for services*	20,000,000	20,000	0	0	20,000
S-8 shares for services*	1,700,000	1,700	0	0	1,700
S-8 shares for services	196,000	196	531,754	0	531,950
144 shares for services	200,000	200	13,300	0	13,500
Exercise of options	100,000	100	99,900	0	100,000
Net loss	0	0	0	(700,112)	(700,112)

ENDING BALANCE, September 30, 2002 (unaudited)	22,306,140	$22,306	$1,287,711	$(1,355,713)	$(45,696)

*
To be rescinded

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(700,112)	$(304,868)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,678	2,816
Common stock issued for services	660,510	0
Amortization of deferred revenue	(327,036)	0
Gain on disposal of subsidiary	(106,981)	0
Gain on forgiveness of debt	(12,850)	0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(22,000)	(151,180)
(Increase) decrease in other assets	0	0
Increase (decrease) in accounts payable	124,389	108,406
Increase (decrease) in purses payable	0	0
Increase (decrease) accrued salaries and taxes	31,316	(10,311)
Increase (decrease) in deferred revenue	0	(35,677)
Increase (decrease) in accrued interest payable	10,932	29,494

Net cash provided (used) by operating activities	(339,154)	(361,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for the purchase of fixed assets	(5,000)	0
Loan to related party	(187,572)	0

Net cash provided (used) by investing activities	(192,572)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	0	0
Cash received on option exercise	100,000	0
Cash received from bank loan	0	2,048
Principal payments on bank loan	0	0
Cash received from third party loan	431,261	0
Principal payments on third party loan	0	(2,248)
Line of credit advances	0	342
Line of credit principal payments	0	0
Cash removed on disposal of subsidiary	(244)	0
Cash received from short-term loans—other	0	360,263
Cash received from related party loans	100	2,803
Principal payments on related party loans	(604)	(4,819)

Net cash provided (used) by financing activities	530,513	358,389

Net increase (decrease) in cash and equivalents	(1,213)	(2,931)
CASH and equivalents, beginning of period	4,768	2,961

CASH and equivalents, end of period	$3,555	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$5,076	$19,110

Non-Cash Activities:
Receipt of marketable equity securities for deferred revenue	$1,586,000	$0

The accompanying notes are an integral part of these financial statements.

Net increase (decrease) in cash and equivalents	(4,706)	(2,876)

CASH and equivalents, beginning of period	4,768	2,961

CASH and equivalents, end of period	$62	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$5,076	$16,422

Non-Cash Activities:
Receipt of marketable equity securities for deferred revenue	$1,586,000	$0

The accompanying notes are an integral part of these financial statements.

ASGA, Inc.
Notes to Consolidated Financial Statements

(Information with regard to the six months ended September 30, 2002 and 2001 is unaudited.)

        (1)    Summary of Significant Accounting Policies

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

          d)    Accounts receivable and allowance for bad debts    At September 30, 2002, the Company's accounts receivable consists of receivables from tournament sponsors.

          e)    Fixed assets    Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,678 and $2,816 for the nine months ended September 30, 2002 and 2001, respectively.

          f)    Principles of consolidation    The consolidated financial statements include the accounts of American Senior Golf Association, Inc., its former wholly-owned subsidiary. Inter-company balances and transactions have been eliminated.

          g)    Significant transactions    In September 2001, the Company purchased the100% ownership of American Senior Golf Association, Inc. in a reverse acquisition accounted for as a reorganization of American Senior Golf Association, Inc. In March 2002, the Company divested American Senior Golf Association, Inc. to its President and principal ultimate stockholder. To accomplish this transaction, the President agreed to transfer shares of the Company to American Senior Golf Association, Inc. in an amount which, over time, will be sufficient to liquidate its debts. Concurrent with this transaction, the ASGA tour fixed assets were transferred to the Company, and the Company was granted an unrestricted license to the name and logo of ASGA for no additional consideration.

          h)    Interim financial information    The financial statements for the nine months ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

        (2)    Income Taxes    Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,356,000 expiring $101,200, $554,400 and $700,100 at December 31, 2020, 2021 and 2022, respectively. The amount recorded as deferred tax asset as of September 30, 2002 is approximately $542,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

        (3)    Stockholders' Equity    The Company has authorized 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, with 21,200,000 and 0 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

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

        In April 2002, the Company issued 126,000 shares of unrestricted, (S-8), common stock to four consultants and legal counsel in exchange for services rendered. Those shares were valued at $522,850, or an average of $4.15 per share. In May 2002, a stockholder exercised options for 100,000 shares of common stock at the exercise price of $1.00 per share in cash. In September 2002, the Company issued 70,000 shares of S-8 common stock and 200,000 shares of restricted common stock in exchange for services, valued at $9,100 and $13,500, respectively.

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

        Statement of Financial Accounting Standards No. 115, (SFAS 115), requires equity securities with readily determinable fair values to be classified as either trading securities or available-for-sale securities. As the shares the Company received are restricted under Rule 144, the Company must classify them as available-for-sale. Unrealized gains and losses resulting from changes in the market value of those shares are required to be reflected in Other Comprehensive Income (Loss) on the Statement of Operations, and are not included in the Company's net income until realized. As the shares the Company received are restricted from resale under Rule 144, the price is very volatile and the volume traded is very low, the Company expects to discount the market price of the shares when calculating the unrealized gains and losses. The Company is currently using a 40% discount, which it also intends to evaluate at least quarterly based on changes in the volatility and volume.

        (6)    Short-Term Debt    In May 2002, the Company borrowed $300,000 on a short-term note, due November 2002, with an interest rate of 10%. This note is collateralized with the 1,300,000 shares of Career Worth, Inc. that the Company owns. In the third quarter, the Company borrowed $131,000 in non-interest bearing, short-term funds.

        (7)    Equity Line of Credit    In May 2002, the Company entered into an equity line of credit with Westrock Advisors, Inc. and Cornell Capital Partners, L.P., under which the Company can sell up to $25,000,000 of its common stock. The Company has not made any draws on the line at September 30, 2002.

        (8)    Long-Term Debt    In July 2002, the Company entered into a four-year balloon term note with a 6.50% interest rate. Interest is payable quarterly. The first draw is intended to repay the short-term debt at maturity. This note is collateralized with the 1,300,000 shares of Career Worth, Inc. that the Company owns. Under this note, the Company can borrow 40% of the current market value of the Career Worth, Inc. stock, or a maximum of $780,000 at September 30, 2002.

        (9)    Sponsorship Agreement    In July 2002, the Company entered into a sponsorship agreement with Ruth's Chris Steakhouse, Inc. for the calendar year 2003. This agreement calls for Ruth's Chris to pay a sponsorship fee totaling $250,000, payable $75,000 upon signing, which the Company has received, $50,000 on each of January 1, 2003 and March 1, 2003, and $25,000 on each of May 1, 2003, July 1, 2003 and September 1, 2003.

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

RESULTS OF OPERATIONS

        The following table presents, for the periods indicated, select items in our statements of operations expressed as a percentage of our total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	2.2%	0.0%	34.5%	99.6%

Gross margin	97.8%	100.0%	65.5%	0.4%

OPERATING EXPENSES
Advertising	0.1%	2.2%	1.1%	3.3%
Salaries	2.7%	129.5%	15.1%	27.3%
General and administrative expenses	88.6%	9.2%	228.6%	21.3%
Amortization and depreciation	0.3%	5.3%	0.6%	0.6%

Total operating expenses	91.7%	146.2%	245.4%	52.5%

Operating income (loss)	5.9%	(128.5)%	(179.9)%	(52.1)%
Total other income (expense)	(2.3)%	(49.5)%	22.4%	(7.6)%

Net income (loss)	3.5%	(178.0)%	(157.5)%	(59.7)%

Gain (loss) in value of available for sale securities	(449.1)%	0.0%	(173.9)%	0.0%
Comprehensive income (loss)	(449.1)%	(178.0)%	(324.9)%	(59.7)%

Results of Operations for the Six Months ended September 30, 2002 and 2001

        Revenues.    Total revenues decreased to $463,519 in the first nine months of 2002, compared to $511,140 in the first nine months of 2001, a decrease of $47,621 or 9.3%. This difference principally results from the fact that we held four ASGA Tour events during the first six months of 2001, but held only one event during the corresponding period of 2002.

        Cost of Sales.    Cost of sales decreased to $130,116 in the first nine months of 2002 compared to $509,257 in the first nine months of 2001, a decrease of $379,141 or 74.4%. The decline in cost of sales was a direct result of the decrease in the number of ASGA Tour events we held during the respective periods. Our cost of sales principally depends on the costs associated with an individual event, and a decrease in the number of events results in a corresponding decrease in our cost of sales.

        Advertising.    Sales and marketing expenses decreased to $4,929 in the first nine months of 2002, compared to $16,593 in the first nine months of 2001, a decrease of $11,664 or 70.3%. The decrease in advertising expenses also resulted from the decrease in the number of ASGA Tour events during the respective periods.

        Salaries.    Salary expenses decreased to $69,878 in the first nine months of 2002, compared to $139,450 in the first nine months of 2001, a decrease of $69,572 or 49.9%. This decrease principally was the result of the decrease in the number ASGA Tour events. A significant portion of our total salaries are paid to workers at individual events; when we hold fewer events, we are required to pay fewer salaries.

        General and Administrative Expenses.    General and administrative expenses increased to $1,059,746 in the first nine months of 2002, compared to $108,957 in the first nine months of 2001, an increase of $950,789 or 872.6%. Our general and administrative expenses consist primarily of travel costs, together with some office expenses. The increase in these costs primarily resulted from the issuance to consultants and an attorney of an aggregate of 396,000 shares of our common stock, as a non-cash payment for services rendered to us. This issuance resulted in a non-cash expense in the amount of $660,510, which represented 62.3% of our general and administrative expenses for the first nine months of 2002.

        Amortization and Depreciation.    Amortization and depreciation was $2,678 in the first nine months of 2002, compared to $2,816 in the first nine months of 2001, a decrease of $138 or 4.9%. These costs consist of depreciation of fixed assets on a straight-line basis over a seven-year period ending in 2005. The decrease in the amount of depreciation principally was the result of the sale of American Senior Golf; ASGA retained most, but not all, of the tangible assets relating to the ASGA Tour. Because we now hold fewer assets, the amount of depreciation has decreased.

        Other Income (Expense).    Other income (expense) consists primarily of interest paid on bank loans; during the first nine months of 2002, our gain on the forgiveness of certain loans also was recorded as other income. Other income (expense) increased to $103,716 in the first nine months of 2002, compared to $(38,605) in the first six months of 2001, an increase of $142,321 or 368.7%. This increase resulted from three principal factors:

  1.
  a reduction in interest expense paid on bank loans, from $(38,605) in the first nine months of 2001 to $(16,117) in the first nine months of 2002, a reduction of $22,488 or 58.3%, which resulted from the impact of the sale of our American Senior Golf subsidiary and the assumption by its management of a significant portion of our previously outstanding debt, all of which took place during the first quarter of 2002;

  2.
  a one-time gain in the amount of $106,981 upon the sale of American Senior Golf; and

  3.
  the one-time impact of gain on the forgiveness of $12,850 in other indebtedness.

Net Losses

        For the periods ended September 30, 2002 and 2001, we recorded net losses of $(700,112) and $(304,868), respectively. However, absent the negative impact of the issuance for services performed of $660,510 in common stock, as described above, our net loss for the period of 2002 would have been $(39,602), a continuing loss but an appreciable improvement over our performance in the same period of 2001.

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

        Since inception, we have financed our operations through revenues from operations (including fees and other event-related revenues and revenues from sponsors), short-term loans from banks, officers and directors and related and unrelated third parties and issuances of registered and unregistered common stock to employees and consultants. At September 30, 2002, we had only $3,555 of cash and cash equivalents but we held an aggregate of $22,000 in accounts receivable and an additional $706,000 in marketable securities. However, on that date our liabilities exceeded our current assets by approximately $1,653,827.

        Net cash used in operating activities was $339,154 for the nine months ended September 30, 2002 and $361,320 for the nine months ended September 30, 2001. Net cash used for operating activities in each of these periods is primarily a result of net losses offset by one-time adjustments for various non-cash gains and losses included in our total net losses. Net cash used for operating activities for the nine months ended September 30, 2002 principally reflects the exclusion from our net loss for the same period of the positive effect of the sale (in March 2002) of our American Senior Golf subsidiary, the negative effect of issuances of common stock as payment for services, the amortization of deferred revenue, an increase in accounts receivable and an increase in accounts payable.

        Net cash used by investing activities was $192,572 for the nine months ended September 30, 2002 and $0 for the nine months ended September 30, 2001. Net cash used by investing activities for the nine months ended September 30, 2002 principally reflects the extension of a loan in the amount of $187,572 to a related party.

        Net cash provided by financing activities was $530,513 for the nine months ended September 30, 2002 and $358,389 for the nine months ended September 30, 2001. The net cash provided by financing activities for these periods was due primarily to the receipt of proceeds of various loans.

Equity Line of Credit

        In May 2002, we obtained an equity line of credit from Cornell Capital Partners, L.P. ("Cornell Capital"), pursuant to an Equity Line of Credit Agreement and certain related documents. Cornell Capital is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Under the Equity Line of Credit Agreement, at our discretion we periodically may sell shares of our common stock to Cornell Capital for a total purchase price of up to $25.0 million. We cannot draw on the equity line of credit for advances greater than $275,000 in a single advance, or $1.1 million during any 30-day period. For each share of common stock purchased by Cornell Capital under the equity line of credit, Cornell Capital will pay 91% of the lowest volume-weighted average price during the five days immediately following the date on which we request an advance under the equity line of credit. Further, Cornell Capital will retain 5% of each advance. In addition, we engaged Westrock Advisors, Inc. ("Westrock Advisors"), a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Westrock Advisors will receive $10,000 in shares of our common stock upon each advance.

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

Item 3. Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

  (i)
  this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

  (ii)
  the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

        There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        Recent Sales of Unregistered Securities.    During the three months ended September 30, 2001, we did not sell any of our securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.    Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Quarerly Report on Form 10-QSB.

  (b)
  Reports on Form 8-K.    During the fiscal quarter ended September 30, 2002, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASGA, INC.
By:	/s/ TOM KIDD Tom Kidd President and Chief Executive Officer

Date: November 19, 2002

CERTIFICATION

        I, Tom Kidd, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of ASGA, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TOM KIDD Tom Kidd, Chief Executive Officer and Chief Financial Officer

Date November 19, 2002

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement for the Exchange of Common Stock dated September 8, 2001 between the Company and World Quest, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, as filed with the Commission on September 21, 2001.
3(i)(a)	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 (File No. 000-32611), as filed with the Commission on April 30, 2001.
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
10.1
Design and Manufacturing Agreement dated March 21, 2001 between the Company and Lighting and Electronic Design, Inc., incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, as filed with the Commission on May 29, 2001.
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
10.6
Asset Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and American Senior Golf Association, Inc., incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.

X-1

10.7
Securities Purchase Agreement dated as of March 29, 2002 between ASGA, Inc. and Tom Kidd, incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.
10.8
Strategic Alliance Agreement dated as of March 29, 2002 between the Company and American Senior Golf Association, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.
10.9
Consulting Agreement dated February 13, 2002 between the Company and Steve Brodsky, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Commission on April 15, 2002.
10.10
Sponsorship Agreement dated as of March 12, 2002 between the Company and Career Worth, Inc., incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 20, 2002.
10.11
Non-Exclusive Royalty-Free Trademark License Agreement dated as of March 12, 2002 between the Company and Career Worth, Inc., incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 20, 2002.
99.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated August 19, 2002, executed by Tom Kidd, Chief Executive Officer (including chief financial officer) of the Company.

*
Filed herewith.

†
Management contract or compensatory plan

X-2

QuickLinks

ASGA, INC. QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002 Index
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
ASGA, Inc. Consolidated Balance Sheets
ASGA, Inc. Consolidated Statements of Operations (unaudited)
ASGA, Inc. Consolidated Statements of Stockholders' Equity
ASGA, Inc. Consolidated Statements of Cash Flows (unaudited)
ASGA, Inc. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX