Form 10KSB
period 2002-12-31
ASGA INC /NV
filed 2003-05-21
CIK 1139220

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
                                   (Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: January 1, 2002 - December 31, 2002

Commission File No.  000-32611

                              ASGA, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                              88-0451101
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 1175
Palm Beach, Florida                                             33480
-------------------------------                         ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (561) 822-9995

Securities registered under Section 12(b) of the Exchange Act:


    Title of each class                                 Name of each exchange
                                                        on which registered
          None
-----------------------------                           ------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                      ------------------------------------
                                (Title of class)

Copies of Communications Sent to:


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State registrant's revenues for its most recent fiscal year. $462,800.

Of the 979,989 shares of voting stock of the registrant issued and outstanding as of May 5, 2003, 629,989 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of May 5, 2003 was $69,299.

                                     PART I


Item 1. Description of Business

(a) Business Development

ASGA, Inc. (the "Company" or "ASGA") is incorporated in the State of Nevada. The Company was originally incorporated as Transportation Safety Lights, Inc. on February 16, 2000. It changed its name to the current name in connection with the acquisition of American Senior Golf Association, Inc., a Delaware company ("ASGA-DE") on September 11, 2001, (the "Agreement"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at the office of its Chief Financial Officer Stephen Durland at P.O. Box 1175, Palm Beach, Florida 33480. Its telephone number is (561) 822-9995 and its facsimile number is (561) 822-9942.

The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

The Company was formed with the contemplated purpose to market innovative safety lights developed by the Company's founders. The founders were unable to implement the proposed plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned. In September 2001, at the time it acquired ASGA-DE as a wholly-owned subsidiary, its purpose changed to their business of promoting golf events.

The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") for several transactions regarding the issuance of its unregistered securities

In September 2001, pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of ASGA-DE from the shareholder thereof in exchange for a total of 16,321,750 shares of common stock of ASGA valued at $11,907. As a result thereof, ASGA-DE became a wholly-owned subsidiary of ASGA.

As a result of said Acquisition, World Quest, Inc., a Nevada corporation, ("WQI") as the sole shareholder of ASGA-DE became a principal shareholder of ASGA.

In September 2001, the Company filed a Certificate of Amendment of Certificate of Incorporation wherein it amended the Company's Certificate of Incorporation changing its name to ASGA, Inc. in connection with the Agreement.

See (b) "Business of Registrant" immediately below for a description of the Company's business.

(b) Business of Registrant

                                     General

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

On September 11, 2001, the Company and World Quest, Inc. ("WQI") entered into an Agreement for the Exchange of Common Stock, under which the Company issued 16,321,750 shares of common stock to WQI in exchange for all of the issued and outstanding stock of American Senior Golf Association, Inc., a Delaware corporation ("American Senior Golf"), the operator of the ASGA Tour, and the American Senior Golf Association, a membership business devoted to professional and amateur golfers aged 45 and older. As a result of this transaction, American Senior Golf became a wholly owned subsidiary of the Company and we changed our name to "ASGA, Inc."

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

Subsidiaries

On September 11, 2001, the Company and World Quest, Inc. ("WQI") entered into an Agreement for the Exchange of Common Stock, under which the Company issued 16,321,750 shares of common stock to WQI in exchange for all of the issued and outstanding stock of American Senior Golf Association, Inc., a Delaware corporation ("American Senior Golf"), the operator of the ASGA Tour, and the American Senior Golf Association. In March 2002, this subsidiary was sold to the Company's then President, Mr. Tom Kidd.

On March 22, 2002, the Company formed as a wholly owned subsidiary, ASGA Tour, Inc. to replace ASGA-DE as the tour operator.

Company Plan of Operation

The Company's plan of operations is currently in process of being determined. The Company has abandoned its former operations as a golf tour operator and promoter in that as to date we have received numerous complaints from golfers and sponsors indicating that purses have gone unpaid by Mr. Kidd, and Vera Harrell, and that many checks that were issued were returned "NSF" (non-sufficient funds) and since this time Ruth Chris, Inc., and other sponsors have since withdrawn from continued sponsorship. The Company has been informed that most of the professional golfers will not participate in ASGA events and further believe that corporate sponsors and golf event vendors will not participate or support ASGA operated events.

The Company is currently seeking a viable operation to acquire or merge into the Company, and unless and until such is found, the Company's operations are expected to be minimal in nature.

Cash Requirements and Financing

The Company's cash requirements are expected to be satisfied at this time through private placement offerings. The extent of these private placement offerings will be determined on the then prevailing market conditions and the state of the Company's prospects.

Competition

The Company faces competition from a large number of similarly situated public shells, many of which do not have the inherent potential legal issues that ASGA has. Once these issues have been rectified, the Company believes that it will be in a much better position relative to its competition.

Sources and Availability of Raw Materials

Currently the Company has no need for raw materials of any kind.

Research and Development

Currently the Company has no need for research and development, nor any funds to conduct such.

Patents, Copyrights and Trademarks

The Company intends to protect its original  intellectual property with patents,
copyrights  and/or  trademarks,  if  any,  as  appropriate.   It  has  filed  no
applications as of this date.

Governmental Regulation

To the extent that the Company may engage in activities which are regulated by any governmental body, the Company expects and intends to comply with any such regulations.

Cost of Research and Development

For fiscal year 2002, the Company expended no amount on research and development efforts.

Cost and Effects of Compliance with Environmental Laws

The Company is not subject to environmental laws and regulation by federal, state and local authorities.

Employees and Consultants

At December 31, 2002, the Company employed two (2) persons. The Company considers its relation with its employees to be excellent.

Item 3.  Controls and Procedures

The Company's Acting Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officers and Chief Financial Officers evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 2. Description of Property

The Company maintains its executive offices at the office of its Chief Financial Officer Stephen Durland at P.O. Box 1175, Palm Beach, Florida 33480. Its telephone number is (561) 822-9995 and its facsimile number is (561) 822-9942.

The Company owns no real property and its personal property is considered to be 100% impaired as a result of exiting its previous business operations. The Company does expect to attempt to sell its remaining personal property and utilized any proceeds to fund its current minimal operations.

Item 3. Legal Proceedings

The Company is currently a co-defendant in a suit brought in New Jersey state court by Cornell Capital Partners, LP, which seeks repayment and recovery of a $300,000 promissory note (together accrued interest and legal fees) which was a personal loan entered into by Tom Kidd the former President. Tom Kidd, Vera Harrell, Larry Creeger and Mr. Creeger's company, Portable Modular are also defendants in this action. As previously stated, the said "Promissory Note" was made personally by Mr. Tom Kidd, the former President of the Company with no mention of the Company as an obligor on said note. Under the terms of the promissory note, Mr. Kidd pledged his personal holdings of the Company, then 15,000,000 shares of the Company's common stock, (with a market value at the time of approximately $30,000,000), and 1,300,000 shares of Career Worth, Inc.,
(CRWO), common stock , (with a market value at the time of approximately $5,759,000). At the time the Career Worth, Inc., (CRWO), common stock was an asset of ASGA Inc. In November 2002, Cornell foreclosed on the (collateral) securities and transferred them into Cornell's name. New management has some very serious concerns regarding this series of events. The Company believes and is prepared to prosecute it's claims, that Mr. Kidd had no legal right pledge assets owned by the Company as collateral to a personal promissory note, as well as that Cornell knew that the CRWO shares were owned by the Company and therefore Mr. Kidd had no legal basis for pledging such assets. The Company intends to vigorously defend this action, and is considering its potential claims, counterclaims and joinder of third parties and individuals for their role(s) in this highly questionable transaction.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity and Related Stockholder Matters.

Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB").

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

As of December 31, 2002, there were 60 holders of record of the Company's common stock.

As of December 31, 2002, the Company had 909,989 shares of its common stock issued and outstanding, 866,959 of which were restricted Rule 144 shares and 43,030 of which were free-trading. Of the Rule 144 shares, none have been held by affiliates of the Company for more than one (1) year.

The Company's common stock is presently quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol "ASGI."The high, low and average bid information for each quarter are as follows (split adjusted):

Quarter                  High Bid          Low Bid          Average Bid
------------------       ---------         -------          ------------
First Quarter 2002       $1,810.00         $120.00          $965.00
Second Quarter 2002      $300.00           $5.50            $152.75
Third Quarter 2002       $11.00            $2.00            $6.50
Fourth Quarter 2002      $4.00             $0.50            $2.25

Dividend Policy

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

(a) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

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

SIGNIFICANT EVENTS:

Since December 31, 2001, we effected a 1 for 200 reverse stock split, and subsequent thereto another 1 for 50 reverse split occurred resulting in a significant restructuring of our golf-related businesses. While Tom Kidd was president, he assigned the ASGA Tour and related assets to ASGA, Inc., from our former subsidiary American Senior Golf Association, Inc., a Delaware corporation, (DE), in exchange for cancellation of debt of approximately $37,500 that was owed to ASGA, Inc. by American Senior Golf Association, Inc., (DE). Immediately following this transfer, Kidd arranged for the sale of 100% of the stock of American Senior Golf to himself, in exchange for a commitment from himself, to American Senior (DE) of assets valued at $1.6 million on the date of the transfer, which was approximately equal to the indebtedness then owed by American Senior Golf to its creditors. To our knowledge, to date, Mr. Kidd has not come forward with the agreed upon capital contribution. Since the date of the transfer of American Senior to Mr. Kidd, Vera Harrell, presumably at the direction of Mr. Kidd, transferred $188,000 in cash from ASGA to American Senior
(DE) in direct violation of the agreement transferring American Senior to Mr. Kidd. Additionally, as an integral part of the transaction, the company under the direction of Tom Kidd, entered into a non-arms length, Strategic Alliance Agreement with American Senior Golf, to secure membership services for participants in the ASGA Tour and promotion of ASGA Tour events. To date we have had numerous complaints from golfers and sponsors indicating that purses have gone unpaid by Mr. Kidd, and Vera Harrell, and that many checks that were issued were returned "NSF" (non-sufficient funds) and since this time Ruth Chris, Inc., and other sponsors have since withdrawn from continued sponsorship funding. During the time of this restructuring Mr. Kidd gave himself, through American Senior Golf Association, (DE), a license to use the "ASGA" name and logos to show its affiliation with ASGA, Inc., and the ASGA Tour, Inc. ASGA Inc., is notifying Mr. Kidd that he is to cease and desist the use of the names and logo, and that he assumes all liability for his actions and conduct in relation thereto. Except as otherwise expressly noted, none of the information in this Annual Report on Form 10-KSB reflects this restructuring. These transactions were entered into by Kidd and Vera Harrell, who served as the former corporate secretary and a director of ASGA, Inc., purportedly to increase the price per share of ASGA's common stock as stated in the last Form 10-KSB, and further, to eliminate approximately $1.6 million of debt from the ASGA, Inc., corporate balance sheet. Although the debt has been eliminated from the balance sheet, and American Senior Golf Association, Inc. a Delaware corporation was transferred to Tom Kidd, the stock has not recovered. Additionally, current management has learned that Mr. Kidd obtained a personal loan from Cornell Capital Partners LP in the amount of Three Hundred Thousand Dollars ($300,000.00). On March 18, 2002, the Company, under the direction of Mr. Kidd and Ms. Harrell issued
15,000,000 and 5,000,000, of its common shares to themselves respectively. According to information obtained from court documents Mr. Kidd apparently pledged the 15,000,000 shares he distributed to himself, in ASGA, Inc., as security for the loan under a Promissory Note dated May15, 2002, from Cornell Capital Partners LP, even though Mr. Kidd was contractually obligated to transfer at least 400,000 of the 15,000,000 shares he received to American Senior Golf Association, Inc., under the terms of the agreement transferring American Senior (DE) to Mr. Kidd.

Results of Operations for the Twelve Months ended December 31, 2002 and 2001

Financial Condition, Capital Resources and Liquidity

For the years ended December 31, 2002 and 2001, the Company recorded fee revenue of $32,100 and $161,000 and sponsorship revenue of $430,700 and $351,200, respectively. Total revenue was $462,800 and $512,100, respectively. The decline in revenue was the result of fewer events. The primary reason for this decline was a cash shortage along with prior sponsors failing to remit promised funds.

For the years ended December 31, 2002 and 2001, the Company recorded cost of sales of $129,400 and $326,600, respectively, of which purses paid were $30,750 and $175,400.

For the years ended December 31, 2002 and 2001, the Company recorded gross margin of $333,400 and $185,600, respectively. This was principally due to fewer events and the receipt of the Ruth's Chris initial sponsorship payment.

For the years ended December 31, 2002 and 2001, the Company recorded selling, general and administrative expenses of $48,504,800 and $1,200,400, respectively. The increase of $47,304,400 is principally composed of non- cash charges:
$47,465,200 for common stock issued for services.

Net Losses

For the years ended December 31, 2002 and 2001, the Company recorded net losses of $48,184,000 and $1,032,300, respectively.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $50,125,300 expiring$48,184,000, $1,032,300, $860,900, and $48,100 at December 31, 2022,
2021, 2020 and 2019 respectively. The Company has a $20,050,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Item 7. Financial Statements

The Company's financial statements have been examined to the extent indicated in their reports by Baum & Company, Certified Public Accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ASGA, Inc.

We have audited the accompanying consolidated balance sheet of ASGA, Inc. as of December 31, 2002, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion, except for the following scope limitations.

We were unable to ascertain the probable outcome of various contractual and legal disputes that could materially impact the financial position of the Company, nor were we able to obtain representation from outside legal counsel to satisfy ourselves as to these matters..

In our opinion, except for the effects of the above outcome of litigation, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASGA, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated statements, the Company has incurred losses since inception, has virtually no assets and has significant recorded liabilities. The company's financial position and operating position raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note `10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/Baum & Company, P.A.
                                                            Baum & Company, P.A.

Coral Springs, Florida
May 19, 2003

                          INDEPENDENT AUDITORS' REPORT




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASGA, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




/s/ Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 21, 2002

                                   ASGA, Inc.
                           Consolidated Balance Sheets

                                                                 December 31,    December 31,
                                                                     2002            2001
                                                                -------------   -------------
                                    ASSETS
CURRENT ASSETS
   Cash and equivalents                                         $         105   $       4,768
   Accounts receivable, net of allowance for doubtful
     accounts of $49,808 and $0                                             0               0
                                                                -------------   -------------

            Total current assets                                          105           4,768
                                                                -------------   -------------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                       0          26,286

        Less: Accumulated depreciation                                      0          (7,957)
                                                                -------------   -------------

            Total property and equipment                                    0          18,329
                                                                -------------   -------------

OTHER ASSETS
    Other assets, net                                                   1,480          16,375
                                                                -------------   -------------

            Total other assets                                          1,480          16,375
                                                                -------------   -------------

Total Assets                                                    $       1,585   $      39,472
                                                                =============   =============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Accounts payable                                            $     213,873   $     195,706
    Purses payable                                                          0         407,798
    Accrued salaries and payroll taxes                                 25,000          41,523
    Short-term loan - bank                                                  0          71,396
    Short-term loan - third party                                           0         284,308
    Short-term loans - related parties                                      0         288,885
    Line of credit - bank                                                   0          49,623
    Short-term loans - officers                                             0          77,429
                                                                -------------   -------------

            Total current liabilities                                 238,873       1,416,668
                                                                -------------   -------------

Total Liabilities                                                     238,873       1,416,668
                                                                -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.001 par value, 10,000,000 authorized;
     0 issued and outstanding                                               0               0
    Common stock, $0.001 par value, 50,000,000 shares
     authorized; 909,989 and 2,121shares  issued and outstanding          910               2
    Additional paid-in capital in excess of par                    48,537,372         549,505
    Retained earnings (deficit)                                   (48,775,570)     (1,941,298)
                                                                -------------   -------------

            Total stockholders' equity (deficit)                     (237,288)     (1,391,791)
                                                                -------------   -------------

Total Liabilities and Stockholders' Equity (Deficit)            $       1,585   $      24,877
                                                                =============   =============





     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,



                                                                 2002                  2001
                                                           -----------------    ------------------
REVENUES
    Fees revenue, net                                      $          32,075    $          160,960
    Sponsorship revenue                                              430,694               351,180
                                                           -----------------    ------------------

          Net sales                                                  462,769               512,140

COST OF SALES
    Purses paid                                                       30,750               175,443
    Other                                                             98,616               151,136
                                                           -----------------    ------------------
          Total cost of sales                                        129,366               326,579
                                                           -----------------    ------------------

Gross margin                                                         333,403               185,561

OPERATING EXPENSES
    Sales and marketing expense                                        4,929                21,683
    Stock based compensation and services                         47,465,176               131,197
    General and administrative expenses                              726,836               692,623
    Amortization and depreciation                                      1,808                 3,755
    Bad debt expense                                                  49,808               351,180
                                                           -----------------    ------------------

          Total operating expenses                                48,248,557             1,200,438
                                                           -----------------    ------------------

Operating income (loss)                                          (47,915,154)           (1,014,877)
                                                           -----------------    ------------------

OTHER INCOME (EXPENSE)
    Interest income                                                        2                    11
    Interest expense                                                  (5,186)              (17,416)
    Gain on disposal of subsidiary                                   106,981                     0
    Gain on debt forgiveness                                          12,850                     0
    Impairment of fixed assets                                       (98,599)                    0
    Loss on disposition of assets                                   (316,076)                    0
                                                           -----------------    ------------------

          Total other income (expense)                              (300,028)              (17,405)
                                                           -----------------    ------------------

Loss before taxes                                                (48,215,182)           (1,032,282)
Income taxes                                                               0                     0
                                                           -----------------    ------------------

Net income (loss)                                          $     (48,215,182)   $       (1,032,282)
                                                           =================    ==================

Net income (loss) per common share, basic                  $          (53.05)              (486.70)
                                                           =================    ==================

Weighted average number of common shares outstanding                 908,780                 2,121
                                                           =================    ==================







     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)




                                                                                                         Total
                                       Number                     Additional                         Stockholders'
                                        of         Common          Paid-In          Retained            Equity
                                       Shares       Stock          Capital          Earnings           (Deficit)
                                     -----------  -----------   --------------   --------------    -----------------

BEGINNING BALANCE,
April 9, 1999                                  0  $         0   $            0   $            0    $               0

Shares issued for cash                         1            0              900                0                  900

Net loss                                       0            0                0          (48,114)             (48,114)
                                     -----------  -----------   --------------   --------------    -----------------
BALANCE, December 31, 1999                     1            0              900          (48,114)             (47,214)

Net loss                                       0            0                0         (860,902)            (860,902)
                                     -----------  -----------   --------------   --------------    -----------------
BALANCE, December 31, 2000                     1            0              900         (909,016)            (908,116)

Reverse merger                             1,935            2           11,905                0               11,907
S-8 shares for services                      182            0          532,500                0              532,500
144 shares for services                        3            0            4,200                0                4,200
Net loss                                       0            0                0       (1,032,282)          (1,032,282)
                                     -----------  -----------   --------------   --------------    -----------------
BALANCE, December 31, 2001                 2,121            2          549,505       (1,941,298)          (1,391,791)

S-8 shares for services                       78            0           93,360                0               93,360
1 for 200 reverse split                        0            0                0                0                    0
Divestiture of subsidiary                      0            0                0        1,380,910            1,380,910
144 shares for services                  400,000          400       39,999,600                0           40,000,000
S-8 shares for services                   34,000           34        6,599,966                0            6,600,000
S-8 shares for services                   23,987           24          728,592                0              728,616
144 shares for services                   24,200           24           43,176                0               43,200
Exercise of options                        2,000            2           99,998                0              100,000
144 shares for fixed assets              423,599          424          423,175                0              423,599
1 for 50 reverse split, rounding               4            0                0                0                    0
Net loss                                       0            0                0      (48,215,182)         (48,215,182)
                                     -----------  -----------   --------------   --------------    -----------------
ENDING BALANCE, December 31, 2002        909,989  $       910   $   48,537,372   $  (48,775,570)   $        (237,288)
                                     ===========  ===========   ==============   ==============    =================





     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                      2002               2001
                                                                                ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $    (48,215,182)  $      (1,032,282)
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                          2,678               3,755
    Bad debt expense                                                                      49,808             351,180
    Common stock issued for services and salaries                                     47,465,176             536,700
    Amortization of deferred revenue                                                    (327,036)                  0
    Gain on disposal of subsidiary                                                      (106,981)                  0
    Gain on forgiveness of debt                                                          (12,850)                  0
    Loss on disposition of assets                                                        300,028                   0
    Impairment of fixed assets                                                            98,599                   0
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                            16,146            (351,180)
    (Increase) decrease in prepaid expenses                                                    0              14,595
    (Increase) decrease in other assets                                                     (250)                  0
    Increase (decrease) in accounts payable                                              163,967             (37,186)
    Increase (decrease in purses payable                                                       0             175,442
    Increase (decrease) accrued salaries and taxes                                        25,000             (13,383)
    Increase (decrease) in deferred revenue                                                    0             (35,687)
    Increase (decrease) in accrued interest payable                                            0               2,390
                                                                                ----------------   -----------------

Net cash provided (used) by operating activities                                        (540,897)           (385,656)
                                                                                ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                                        (5,000)                  0
    Loan to related party                                                               (188,822)                  0
                                                                                ----------------   -----------------

Net cash provided (used) by investing activities                                        (193,822)                  0
                                                                                ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash received in reverse merger                                                            0               3,096
    Cash received on option exercise                                                     100,000                   0
    Cash received from third party loan                                                  602,276             226,042
    Principal payments on third party loan                                                     0              (8,494)
    Cash removed on disposal of subsidiary                                                  (244)                  0
    Cash received on short-term loans - other                                                  0             288,885
    Cash received from related party loans                                                28,024                   0
    Principal payments on related party loans                                                  0            (124,895)
                                                                                ----------------   -----------------

Net cash provided (used) by financing activities                                         730,056             384,634
                                                                                ----------------   -----------------

Net increase (decrease) in cash and equivalents                                           (4,663)             (1,022)

CASH and equivalents, beginning of period                                                  4,768               5,790
                                                                                ----------------   -----------------

CASH and equivalents, end of period                                             $            105   $           4,768
                                                                                ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                                     $          5,076   $          15,026
                                                                                ================   =================

Non-Cash Activities:
Net income (loss)                                                               $    (48,215,182)  $      (1,032,282)
Receipt of marketable equity securities for deferred revenue                    $      1,586,000   $               0
                                                                                ================   =================
Common stock issued to acquire fixed assets                                     $        423,599   $               0
                                                                                ================   =================


     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies
     The Company ASGA, Inc. conducts business from its office in Palm Beach, Florida. The Company was organized under the laws of the State of Nevada on February 16, 2000. The Company chose to exit its former operations effective April 15, 2003, and became a public shell on that date. The Company is currently evaluating a prospective opportunity.

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.

     a) Revenue recognition The Company promotes professional golf tournaments. Revenue is recognized for financial statement purposes upon completion of each tournament, or upon defaulted fee deposits.

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

     d) Accounts receivable and allowance for bad debts At December 31, 2002, the Company's accounts receivable consists of receivables from tournament sponsors, which the Company believes are uncollectible.

     e) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,678 and $3,755 for the years ended December 31, 2002 and 2001.

     f) Principles of consolidation The consolidated financial statements include the accounts of American Senior Golf Association, Inc., for the first three months, its former wholly-owned subsidiary, and ASGA Tour, Inc., its wholly-owned subsidiary. Inter-company balances and transactions have been eliminated.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

     g) Significant transactions In September 2001, the Company purchased the100% ownership of American Senior Golf Association, Inc. in a reverse acquisition accounted for as a reorganization of American Senior Golf Association, Inc. In March 2002, the Company divested American Senior Golf Association, Inc. to its former President and former principal ultimate stockholder. To accomplish this transaction, the former President agreed to transfer shares of the Company to American Senior Golf Association, Inc. in an amount which, over time, would have been sufficient to liquidate its debts. The former President never transferred such shares. Concurrent with this transaction, the ASGA tour fixed assets were transferred to the Company, and the Company was granted an unrestricted license to the name and logo of ASGA for no additional consideration. Subsequent to this divestiture, the now former officers transferred $188,822 in cash to and paid expenses of American Senior Golf Association, Inc.

(2) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $49,789,800 expiring $47,896,600, $1,032,300 and $860,900 at December 31, 2022, 2021 and 2020,
     respectively. The amount recorded as deferred tax asset as of December 31, 2002 is approximately $19,900,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, with 909,989 and 0 shares issued and outstanding as of December 31, 2002. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

     In March 2002, the Company completed a 1 for 200 reverse stock split, retiring 21,867,860 shares, and increased the authorized common shares to 50,000,000 and preferred shares to 10,000,000. In December 2002, the Company completed a 1 for 50 reverse split, retiring 44,589,461 shares. All financial information has been restated to reflect these reverse splits.

     American Senior Golf Association, Inc. issued 1 share of its common stock in exchange for $900 in cash to its founders on April 9, 1999. These shares were exchanged for 1,935 shares of ASGA, Inc. as part of the reverse acquisition in September 2001. Subsequent to the reverse acquisition, the Company issued 3 shares of restricted common stock and 182 shares of S-8 unrestricted common stock in exchange for services, valued at $4,200 and $532,500, respectively.

     In January 2002, the Company issued 78 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2002, subsequent to the reverse split, the Company issued 40,000 restricted shares of common stock to its officers for services, and 34,000 shares of unrestricted, (S-8), shares of common stock to four consultants for services valued at $40,000,000 and $6,600,000, respectively.

     In April 2002, the Company issued 2,520 shares of unrestricted, (S-8), common stock to four consultants and legal counsel in exchange for services rendered, valued at $522,850. In May 2002, a stockholder exercised options for 2,000 shares of common stock for $100,000 in cash. In May 2002, the Company issued 67 shares of unrestricted, (S-8), and 200 shares of restricted common stock to legal counsel and a consultant, valued at $4,166 and $6,200, respectively. In June, July and September, the Company issued 21,400 shares of unrestricted, (S-8), common stock for services valued at $201,600. In September 2002, the Company issued 4,000 shares of restricted common stock in exchange for services, valued at $13,500.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

     In October 2002, the Company issued 20,000 shares of restricted common stock to two consulting companies for services valued at $23,750. In November 2002, the Company issued 423,488 shares of restricted common stock in exchange for fixed assets valued at $423,599.

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

     The Company, as part of the plan (effected March 29, 2002) to divest itself of its former subsidiary ASGA ( A Delaware Corporation ), maintained that the provision for $407,000 (for unpaid purses) be retained in the subsidiary. The current management is of the opinion that the Company is not obligated to pay this liability and accordingly, no provision has been recorded.

     In November 2002, the company had signed a consulting and services agreement with its former President that provided compensation in the form of 30,000 shares of free trading stock and a $200,000 note payable. The new management of the company is challenging this agreement and no provision has been made for the related compensation.

(5) Marketable Equity Securities In March 2002, the Company entered into an agreement with Career Worth, Inc., (OTC BB:CRWO), whereby CRWO was to be designated as event sponsor for 15 ASGA tour events between May 2002 and December 2003. ASGA received 1,300,000 shares of CRWO as payment in full under this agreement. At the time of the agreement, the CRWO shares had a market price of $1.75 per share, for a transaction total value of $2,275,000. As the shares were very thinly traded, highly volatile in price and restricted, the Company recorded the transaction at $0.70 per share, or a 60% discount to market, for a total transaction value of $910,000. The Company initially recorded the entire amount as deferred revenue. The sponsorship agreement had a stated life of 21 1/2 months, or 15 tour events. The Company was amortizing this amount monthly over the life of the agreement, and also expected to adjust such amortization quarterly such that, if the 15 tour events were completed prior to the end of the life of the agreement, the deferred revenue would be completely amortized. As the Company has exited the industry, there will be no events in 2003. CRWO also appears to be defunct as well.

     In October 2002, the Company entered into an agreement with Global Vision Holdings, Inc., (OTC BB: GVHI), whereby Global was to be designated as event sponsor for one ASGA tour event in calendar 2003. This agreement is valued at $500,000. The Company received 1,190,477 shares of Global under the terms of this agreement. As the Company has exited the industry, ther will be no events in 2003. GVHI also appears to be defunct as well.

     Statement of Financial Accounting Standards No. 115, (SFAS 115), requires equity securities with readily determinable fair values to be classified as either trading securities or available-for-sale securities. As the shares the Company received are restricted under Rule 144, the Company must classify them as available-for- sale. Unrealized gains and losses resulting from changes in the market value of those shares are required to be reflected in Other Comprehensive Income (Loss) on the Statement of Operations, and are not included in the Company's net income until realized. As the shares the Company received are restricted from resale under Rule 144, the price is very volatile and the volume traded is very low, the Company expected to discount the market price of the shares when calculating the unrealized gains and losses.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

(6) Equity Line of Credit In May 2002, the Company entered into an equity line of credit with Westrock Advisors, Inc. and Cornell Capital Partners, L.P., under which the Company could sell up to $25,000,000 of its common stock. The Company has not made any draws on the line at December 31, 2002, and does not expect to utilize this line.

(7) Sponsorship Agreement In July 2002, the Company entered into a sponsorship agreement with Ruth's Chris Steakhouse, Inc. for the calendar year 2003. This agreement called for Ruth's Chris to pay a sponsorship fee totaling $250,000, payable $75,000 upon signing, which the Company received. In January 2003, Ruth's Chris declined to complete this agreement.

(8) Impairment of Assets In May 2002, the former President of the Company entered into a $300,000 promissory note with Cornell Capital Partners, LP, due in November 2002. Cornell Capital is the firm which extended the equity line of credit at the same time. Cornell required, and Mr. Kidd agreed to, the note being collateralized with Mr. Kidd's then newly issued 15,000,000 shares of the Company and the 1,300,000 shares of Career Worth, Inc., owned by the Company This collateral had an approximate market value of $30,000,000 and $6,000,000, respectively, at the time of the collateral pledge. These shares were foreclosed upon and transferred to Cornell's name in November 2002. The Company is investigating this transaction. Cornell Capital is suing the former President and the Company for settlement of the $300,000 loan and associated nonquantified damages.

(9)  Subsequent Events
     a) Asset impairment In April 2003, Mr. Creeger, the successor President, resigned after entering into a settlement agreement with the Company. As a direct result, the Company lost the right to utilize Mr. Creeger's proprietary events management software, which had been valued at $325,000 in November 2002 as part of the asset acquisition and employment agreement.

     In addition, the Company has recorded a $98,599 impairment reserve for the fixed assets purchased from Mr. Creeger, since those assets are very purpose specific to the Golf Tournament industry and the Company has elected to exit the industry, and estimates a nominal realizable value.

(10) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the accumulated deficit of $48,775,600 through December 31, 2002. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing along with identifying a viable business opportunity and negotiating a contract which will allow the Company to undertake such opportunity. The Company is currently evaluating several such opportunities as well as negotiating for potential funding consistent with the opportunities available to it. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the firm of Baum & Company, Certified Public Accountants in May 2003. Their address is 1515 University Dr., Suite 209, Coral Springs, FL 33071. Prior to that time, the Company had engaged the firm of Durland & Company, CPAs, P.A. The dismissal was not due to any disagreement with the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age          Position(s) with Company
------------------         ---          -------------------------
Stephen H. Durland         48            CFO, Acting CEO and Sole Director

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

None.

Business Experience

Stephen H. Durland

Mr. Durland has been the sole principal of Durland & Company, CPAs, P.A. since April 1991. It is a full service CPA firm which includes SEC audits. The firm has several international clients in industries including natural resources, internet services, technology, services, manufacturing, medical products and services.

Mr. Durland is a certified public accountant. He is a member of the Florida Institute of CPAs and is in his eighth year of membership of the Accounting Principles and Auditing Standards Committee of the FICPA. Mr. Durland attended Guilford College, where he earned a bachelor of administrative science degree in accounting in 1982.

He currently serves as the acting chief executive officer and chief financial officer of Safe Technologies International, Inc., the chief financial officer and a director of JAB International, Inc. and has in the past served as the chief financial officer of Ong Corp., chief financial officer and a director of American Ammunition, Inc. and as acting chief financial officer and director of American Hydroculture, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

All Directors, Officers and Beneficial Owners of more than ten percent (10%) of the Company's common equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

The Company is taking steps to file all required forms that are past due. Additionally, the Company is developing policy to prevent the future failure of any officer or director to comply with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Name                  Year        Annual     Annual            LT
and Post                          Comp       Comp     Annual   Comp     LT                   All
                                  Salary     Bonus    Comp     Rest     Comp      LTIP       Other
                                              ($)     Other    Stock    Options  Payouts
==================   ==========  ========== ======== ======== =======  ========= ========== ========
Tom Kidd,             2001        $0
Chairman,             2002        $0                          $30,000,000
Former Chief
Executive
Officer and
President
-------------------
Stephen               2001        N/A
Durland,
Chief                 2002        $0
Financial
Officer
-------------------
Larry A.              2001        N/A
Creeger,              2002        $0
Former
President
And Director
-------------------
Vera                  2001        $0
Harrell,              2002        $0                          $10,000,000
Former
Secretary
and director
-------------------

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of          Title of  Amount and Nature of   Percent of
Beneficial Owner              Class      Beneficial Owner       Class
------------------------------------- ---------------------- -------------
Cornell Capital              Common          300,000              32.97%

Stephen Durland                                    0               0.00%

Vera Harrell                 Common          100,000              10.99%

Larry A. Creeger             Common          423,599              46.55%

All Executive Officers and   Common          423,599              46.55%
Directors as a Group
(Two (2) persons)
-------------------

There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description
----------------------------------------------------------
99.1     *    Sarbanes-Oxley Certification by Chief Executive Officer
              under Section 906.

99.2     *    Sarbanes-Oxley Certification by Chief Financial Officer
              under Section 906.
----------------
(* Filed herewith)

(b) Reports on Form 8-K have been filed by the Company on March 7, 2002, November 26, 2002, January 10, 2003, and May 7, 2003.

Item 14 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES


In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ASGA, Inc.
                                  (Registrant)


Date: May 15, 2003        By:/s/ Stephen H. Durland
                          --------------------------------------------------
                          Stephen H. Durland, Acting Chief Executive Officer,
                          Chief Financial Officer and sole Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                   Title                                  Date
----------------------      ---------------------------       ----------------



/s/ Stephen Durland         Chief Financial Officer,          May 15, 2003
----------------------      Acting Chief Executive Officer
Stephen Durland             and sole Director

                                 CERTIFICATIONS

In connection with the Annual Report of ASGA, Inc.; (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen H. Durland, Acting Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ Stephen H. Durland
------------------------------
Stephen H. Durland
Acting Chief Executive Officer
(or the equivalent thereof)
May 15, 2003

In connection with the Annual Report of ASGA, Inc.; (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen H. Durland, Chief Financial Officer (or the equivalent thereof) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Repor fairly presents, in all material respects, the financial condition and result of operations of the Company.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ Stephen H. Durland
------------------------------
Stephen H. Durland
Chief Financial Officer
(or the equivalent thereof)
May 15, 2003