Form 10QSB
period 2003-03-31
ASGA INC /NV
filed 2003-05-27
CIK 1139220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

Commission file number: 000-28113

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

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of May 15, 2003 was 999,989.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                                     PART I

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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                   ASGA, Inc.
                           Consolidated Balance Sheets




                                                                            March 31, 2003          December 31,
                                                                                                        2002
                                                                         ---------------------  --------------------
                                                                              (unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                                  $               2,845  $                105
   Accounts receivable, net of allowance for doubtful accounts of
        $0 and $49,808                                                                       0                     0
                                                                         ---------------------  --------------------

            Total current assets                                                         2,845                   105
                                                                         ---------------------  --------------------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                        0                     0

        Less: Accumulated depreciation                                                       0                     0
                                                                         ---------------------  --------------------

            Total property and equipment                                                     0                     0
                                                                         ---------------------  --------------------

OTHER ASSETS
    Investment in marketable equity securities                                               0                     0
    Other assets, net                                                                    1,480                 1,480
                                                                         ---------------------  --------------------

            Total other assets                                                           1,480                 1,480
                                                                         ---------------------  --------------------

Total Assets                                                             $               4,325  $              1,585
                                                                         =====================  ====================

              LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                     $             237,610  $            213,873
    Accrued salaries and payroll taxes                                                  21,000                25,000
                                                                         ---------------------  --------------------

            Total current liabilities                                                  258,610               238,873
                                                                         ---------------------  --------------------

Total Liabilities                                                                      258,610               238,873
                                                                         ---------------------  --------------------

STOCKHOLDERS' EQUITY(DEFICIT)
    Preferred stock, $0.001 par value, 10,000,000 authorized;
      0 issued and outstanding                                                               0                     0
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       999,989 and 909,989 issued and outstanding                                        1,000                   910
    Additional paid-in capital in excess of par                                     48,582,282            48,537,372
    Stock subscriptions receivable                                                     (20,000)                    0
    Retained earnings (deficit)                                                    (48,817,567)          (48,775,570)
                                                                         ---------------------  --------------------

            Total stockholders' equity(deficit)                                       (254,285)             (237,288)
                                                                         ---------------------  --------------------

Total Liabilities and Stockholders' Equity(Deficit)                      $               4,325  $              1,585
                                                                         =====================  ====================





     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (unaudited)



                                                                                      2003                  2002
                                                                                -----------------    ------------------
REVENUES

   Sponsorship revenue                                                          $               0    $           21,163
                                                                                -----------------    ------------------

          Net sales                                                                             0                21,163

COST OF SALES

    Other                                                                                       0                 1,117
                                                                                -----------------    ------------------

          Total cost of sales                                                                   0                 1,117
                                                                                -----------------    ------------------

Gross margin                                                                                    0                20,046

OPERATING EXPENSES
    Sales and marketing expense                                                                 0                   319
    Salaries                                                                               15,000                41,664
    General and administrative expenses                                                    26,997               136,243
    Amortization and depreciation                                                               0                   939
                                                                                -----------------    ------------------

          Total operating expenses                                                         41,997               179,165
                                                                                -----------------    ------------------

Operating income                                                                          (41,997)             (159,119)
                                                                                -----------------    ------------------

OTHER INCOME (EXPENSE)
    Interest expense                                                                            0                (5,076)
    Gain on disposal of subsidiary                                                              0               106,981
                                                                                -----------------    ------------------

          Total other income (expense)                                                          0               101,905
                                                                                -----------------    ------------------

Net income (loss)                                                               $         (41,997)   $          (57,214)
                                                                                =================    ==================

Net income (loss) per common share, basic                                       $           (0.05)   $            (0.13)

                                                                                =================    ==================

Weighted average number of common shares outstanding                                      923,989               436,203
                                                                                =================    ==================









     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                                 Total
                                      Number                   Additional         Stock                       Stockholders'
                                        of        Common        Paid-In       Subscriptions     Retained        Equity
                                      Shares       Stock        Capital         Receivable      Earnings       (Deficit)
                                     ---------- -----------  --------------  --------------   ------------    -------------

BEGINNING BALANCE,
April 9, 1999                                 0 $         0  $            0  $            0   $          0    $           0

Shares issued for cash                        1           0             900               0              0              900

Net loss                                      0           0               0               0        (48,114)         (48,114)
                                     ---------- -----------  --------------  --------------   ------------    -------------

BALANCE, December 31, 1999                    1           0             900               0        (48,114)         (47,214)

Net loss                                      0           0               0               0       (860,902)        (860,902)
                                     ---------- -----------  --------------  --------------   ------------    -------------

BALANCE, December 31, 2000                    1           0             900               0       (909,016)        (908,116)

Reverse merger                            1,935           2          11,905               0              0           11,907

S-8 shares for services                     182           0         532,500               0              0          532,500

144 shares for services                       3           0           4,200               0              0            4,200

Net loss                                      0           0               0               0     (1,032,282)      (1,032,282)
                                     ---------- -----------  --------------  --------------   ------------    -------------

BALANCE, December 31, 2001                2,121           2         549,505               0     (1,941,298)      (1,391,791)

S-8 shares for services                      78           0          93,360               0              0           93,360
1 for 200 reverse split                       0           0               0               0              0                0
Divestiture of subsidiary                     0           0               0               0      1,380,910        1,380,910
144 shares for services                 400,000         400      39,999,600               0              0       40,000,000
S-8 shares for services                  34,000          34       6,599,966               0              0        6,600,000
S-8 shares for services                  23,987          24         728,592               0              0          728,616
144 shares for services                  24,200          24          43,176               0              0           43,200
Exercise of options                       2,000           2          99,998               0              0          100,000
144 shares for fixed assets             423,599         424         423,175               0              0          423,599
1 for 50 reverse split, rounding              4           0               0               0              0                0
Net loss                                      0           0               0               0    (48,215,182)     (48,215,182)
                                     ---------- -----------  --------------  --------------   ------------    -------------

ENDING BALANCE, December 31,
2002                                    909,989         910      48,537,372               0    (48,775,570)        (237,288)

144 shares for cash and subscription     90,000          90          44,910         (20,000)             0           25,000
Net loss                                      0           0               0               0        (41,997)         (41,997)
                                     ---------- -----------  --------------  --------------   ------------    -------------
ENDING BALANCE, March 31, 2003
    (Unaudited)                         999,989 $     1,000  $   48,582,282  $      (20,000)  $(48,817,567)   $    (254,285)
                                     ========== ===========  ==============  ==============   ============    =============



     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                      2003               2002
                                                                                ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $        (41,997)  $         (57,214)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              0                 939
    Common stock issued for services                                                           0             115,060
    Amortization of deferred revenue                                                           0             (21,163)
    Gain on disposal of subsidiary                                                             0            (106,981)
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                               23,737             (11,443)
    Increase (decrease) accrued salaries and taxes                                        (4,000)              6,881
                                                                                ----------------   -----------------

Net cash provided (used) by operating activities                                         (22,260)            (73,921)
                                                                                ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                                             0                   0
                                                                                ----------------   -----------------

Net cash provided (used) by investing activities                                               0                   0
                                                                                ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued in exchange for cash                                              25,000                   0
    Cash received from third party loan                                                        0              50,000
    Cash removed on disposal of subsidiary                                                     0                (244)
    Cash received from related party loans                                                     0              28,024
                                                                                ----------------   -----------------

Net cash provided (used) by financing activities                                          25,000              77,780
                                                                                ----------------   -----------------

Net increase (decrease) in cash and equivalents                                            2,740               3,859

CASH and equivalents, beginning of period                                                    105               4,768
                                                                                ----------------   -----------------

CASH and equivalents, end of period                                             $          2,845   $           8,627
                                                                                ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                                     $              0   $               0
                                                                                ================   =================

Non-Cash Activities:
Common stock issued for stock subscription receivable                           $         20,000   $               0
                                                                                ================   =================
Receipt of marketable equity securities for deferred revenue                    $              0   $         910,000
                                                                                ================   =================








     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements
             (Information with regard to the three months ended
                      March 31, 2003 and 2002 is unaudited)

(1)  Summary of Significant Accounting Policies
     The Company ASGA, Inc. conducts business from its office in Palm Beach, Florida. The Company was organized under the laws of the State of Nevada on February 16, 2000.

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the periods then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.

     a) Revenue recognition The Company promoted professional golf tournaments. Revenue was recognized for financial statement purposes upon completion of each tournament or upon the forfiture of fee deposits.

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

     d) Accounts receivable and allowance for bad debts At March 31, 2003, the Company's accounts receivable consists of receivables from tournament sponsors, which the Company had fully reserved for at December 31, 2002, but has now fully written-off as they have been deemed uncollectable.

     e) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $0 and $939 for the three months ended March 31, 2003 and 2002, respectively.

     f) Principles of consolidation The consolidated financial statements include the accounts of ASGA Tour, Inc., its wholly-owned subsidiary. Inter-company balances and transactions have been eliminated.

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

     h) Interim financial information The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements


(2) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $48,817,600 expiring $101,200, $554,400, $48,215,200 and $42,000 at December 31, 2020, 2021,
     2022 and 2023, respectively. The amount recorded as deferred tax asset as of March 31, 2003 is approximately $19,527,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock, with 999,989 and 0 shares issued and outstanding at March 31, 2003. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. In March 2002, the Company completed a 1 for 200 reverse stock split, retiring 21,867,860 shares, and increased the authorized common shares to 50,000,000 and preferred shares to 10,000,000. In December 2002, the Company completed a 1 for 50 reverse stock split, retiring 44,589,461 shares. All financial information has been restated to reflect these reverse splits.

     American Senior Golf Association, Inc. issued 1 share of its common stock in exchange for $900 in cash to its founders on April 9, 1999. These shares were exchanged for 1,935 shares of ASGA, Inc. as part of the reverse acquisition in September 2001. Subsequent to the reverse acquisition, the Company issued 3 shares of restricted common stock and 182 shares of S-8 unrestricted common stock in exchange for services, valued at $4,200 and $532,500, respectively. In January 2002, the Company issued 78 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2002, subsequent to the reverse split, the Company issued 400,000 restricted shares of common stock to its officers for services, and 34,000 shares of unrestricted, (S-8), shares of common stock to four consultants for services. These shares were valued at $40,000,000 and $6,800,000.

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

     In January 2003, the Company issued 70,000 shares of restricted common stock to an officer of the Company in exchange for services provided to the Company prior to becoming an officer. The Parties agreed to void this issuance in March 2003, when an investor was found who was willing to purchase 90,000 shares of restricted common stock in exchange for $25,000 in cash and a $20,000 subscription receivable, or $0.50 per share at a time when the market price of the stock was $0.35 per share, although there was no volume and this investor believes that there is a potential opportunity with the Company.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements




(4) Commitments and Contingencies In the normal course of business, ASGA, Inc. is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While these matters could affect the operating results of any year when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to ASGA, Inc. would not be material to the quarterly financial statements.

     The Company leases its office space on a month-to-month basis.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $48,817,600 accumulated through March 31, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing along with identifying a viable business opportunity and negotiating a contract which will allow the Company to undertake such opportunity. The Company is currently evaluating several such opportunities as well as negotiating for potential funding consistent with the opportunities available to it. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has exited its former business industry and is evaluating the options available to it. The Company is currently seeking additional capital.

(6)  Subsequent Events

     a) Stockholders' equity In May 2003, the Company received $6,000 of the outstanding stock subscription receivable.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations. OVERVIEW

We were incorporated in the State of Nevada on February 16, 2000 under the name "Transportation Safety Lights, Inc." to market innovative safety lights developed by the Company's founders. Our founders believed that our products would improve the safety and efficiency in the trucking and logistics industries by significantly reducing the number of vehicles colliding with tractor-trailer trucks making wide turns, primarily at intersections. A reduction in the number of these collisions in turn would reduce (a) casualty losses, (b) property losses, and (c) equipment and manpower downtime. On September 8, 2001, the Company and World Quest, Inc. ("WQI") entered into an Agreement for the Exchange of Common Stock, under which the Company issued 16,321,750 shares of common stock to WQI in exchange for all of the issued and outstanding stock of American Senior Golf Association, Inc., a Delaware corporation ("American Senior Golf"), the operator of the ASGA Tour, and the American Senior Golf Association, a membership business devoted to professional and amateur golfers aged 45 and older. As a result of this transaction, American Senior Golf became a wholly owned subsidiary of the Company and we changed our name to "ASGA, Inc." Following the acquisition of American Senior Golf, we established a wholly owned subsidiary named "Transportation Safety Lights, Inc." ("TSL"). Through TSL, we are continuing to pursue our original business plan of developing and marketing innovative tractor-trailer truck safety lights developed by our founders. However, our primary business focus was on developing the ASGA Tour as the premier intermediary professional golf tour in the United States for professional and highly skilled amateur golfers aged 45 and older. The Company strongly recommends reading the Company's recent annual Report on Form 10-KSB in conjunction with this Quarterly report on Form 10-QSB, since the Company has exited these busniesses.

RESULTS OF OPERATIONS


Results  of  Operations  for the Three  Months  ended  March  31,  2003 and 2002
Revenues

Total revenues decreased by $21,163 in the first quarter of 2003, a decrease of 100%. In addition, our total revenues in the first quarter of 2002 consisted entirely of sponsorship revenue. The decline in revenue was the result of the Company exiting the Golf Tour industry. Cost of Sales

Cost of sales decreased $1,117 in the first quarter of 2003, a decrease of 100%. The decline in cost of sales was the result of having no revenue.

Salaries

Salary expense decreased to $15,000 in the first quarter of 2003, compared to $41,664 in the first quarter of 2002, a decrease of $26,664 or 64%. This decrease was the result of a reduction of employees from 2 to 1.

General and Administrative Expenses General and administrative expenses decreased to $26,997 in the first quarter of 2003, compared to $136,243 in the first quarter of 2002, an increase of $109,246 or 80.2%. The decrease in these costs primarily resulted from the exit of the golf tour industry and the Company dramatically reducining its expenditures. Amortization and Depreciation

Amortization and depreciation was $0 in the first quarter of 2003, compared to $939 in the first quarter of 2002. We have recorded a 100% impairment of our fixed assets, since they are industry specific, and until we are able to sell said assets, we do not believe that there is a measurable residual value. Net Losses For the quarters ended March 31, 2003 and 2002, we recorded net losses of $41,997 and $57,214, respectively. Our improved results principally were affected by reductions in salary expenses and general and administrative expenses.

Our ability to continue as a going concern is dependent on our ability to obtain sufficient cash to allow us to continue our evaluation of several opportunities currently available to the Company. However, we cannot assure you that we will be able to identify these opportunities, to acquire the businesses involved if identified, or to integrate the businesses if acquired.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise from net cash used in operating activities

Net cash used in operating activities was $22,260 for the three months ended March 31, 2003 and $73,921 for the three months ended March 31, 2002. Net cash provided by investment activities was $0 for the three months ended March 31, 2003 and $0 for the three months ended March 31, 2002.

Net cash provided by financing activities was $25,000 for the three months ended March 31, 2003 and $77,780 for the three months ended March 31, 2002. The net cash provided by financing activities for these periods was due primarily to the receipt of proceeds of various loans or the sale of common stock. We actively are seeking additional funding.

FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed under the heading "Risk Factors" in our Annual Report on Form 10- KSB, which was filed with the SEC on May 21, 2003.

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

                                     PART II

Item 1. Legal Proceedings

None.

Item 2.       Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2003, we did not sell any of our securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") except as follows:

1. We issued 90,000 shares of our common stock to private investor in exchange for $25,000 in cash and a stock subscription for $20,000 in cash.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. Exhibits required by Item 601 of Regulation S- are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of our Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. During the fiscal quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K: 1. On May 7, 2003, we filed a Current Report on Form 8-K reporting under Item 4 - Change in certifying auditors and Item 9 - replacement of directors and officers. 2. On January 10, 2003, we filed a Current Report on Form 8-K reporting under Item 4 - Change in certifying auditors and Item 5 - other events - reverse stock split.

                                   SIGNATURES


In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ASGA, Inc.
                                  (Registrant)


Date: May 22, 2003        By:/s/ Stephen H. Durland
                          --------------------------------------------------
                          Stephen H. Durland, Acting Chief Executive Officer,
                          Chief Financial Officer and sole Director

                                 CERTIFICATIONS

In connection with the Quarterly Report of ASGA, Inc.; (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen H. Durland, Acting Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

  /s/ Stephen H. Durland
------------------------------
Stephen H. Durland
Acting Chief Executive Officer
(or the equivalent thereof)
May 22, 2003

In connection with the Quarterly Report of ASGA, Inc.; (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen H. Durland, Chief Financial Officer (or the equivalent thereof) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

  /s/ Stephen H. Durland
------------------------------
Stephen H. Durland
Chief Financial Officer
(or the equivalent thereof)
May 22, 2003