Form 10QSB
period 2003-06-30
ASGA INC /NV
filed 2003-10-14
CIK 1139220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________


Commission file number: 000-28113


                              ELECTRA CAPITAL, INC.
           ---------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Nevada                                         88-0451101
-----------------------------------          -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                            Identification Number)


  Po Box 1175, Palm Beach, FL                                33480
-----------------------------------          -----------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (561) 822 9995
                      -----------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                   ASGA, Inc.
                      -----------------------------------
             (Former Name and Address if Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X] No [_]


The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of June 30, 2003 was 11,209,989.


Transitional Small Business Disclosure Format (check one):      Yes [_] No [X]

Part I FINANCIAL INFORMATION

Item 1. Financial Statements



                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Stockholders' Equity.............................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                           Consolidated Balance Sheets



                                                                                  June 30, 2003      December 31, 2002
                                                                                ------------------   -----------------
                                                                                   (unaudited)
                                              ASSETS
CURRENT ASSETS
   Cash and equivalents                                                         $            1,773   $             105
   Accounts receivable, net of allowance for doubtful accounts of
        $0 and $49,808                                                                           0                   0
                                                                                ------------------   -----------------

            Total current assets                                                             1,773                 105
                                                                                ------------------   -----------------
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                            0                   0

        Less: Accumulated depreciation                                                           0                   0
                                                                                ------------------   -----------------

            Total property and equipment                                                         0                   0
                                                                                ------------------   -----------------
OTHER ASSETS
    Investment in marketable equity securities                                                   0                   0
    Other assets, net                                                                            0               1,480
                                                                                ------------------   -----------------

            Total other assets                                                                   0               1,480
                                                                                ------------------   -----------------

Total Assets                                                                    $            1,773               1,585
                                                                                ==================   =================
                           LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                            $          224,225  $          213,873
    Accrued salaries and payroll taxes                                                      36,000              25,000
    Lawsuit contingent liability                                                           500,000             500,000
    Short-term loan                                                                              0                   0
                                                                                ------------------   -----------------

            Total current liabilities                                                      760,225             738,873
                                                                                ------------------   -----------------

Total Liabilities                                                                          760,225             738,873
                                                                                ------------------   -----------------
STOCKHOLDERS' EQUITY(DEFICIT)
    Preferred stock, $0.001 par value, 50,000,000 and 10,000,000
      authorized; 0 issued and outstanding                                                       0                   0
    Common stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized; 99,999,989 and 909,989 issued and 11,391,989 and
       909,989 outstanding                                                                  11,000                 910
    Additional paid-in capital in excess of par                                         48,728,282          48,537,372
    Stock subscriptions receivable                                                               0                   0
    Retained earnings (deficit)                                                        (49,497,734)        (49,275,570)
                                                                                ------------------   -----------------

            Total stockholders' equity(deficit)                                           (758,452)           (737,288)
                                                                                ------------------   -----------------

Total Liabilities and Stockholders' Equity(Deficit)                             $            1,773   $           1,585
                                                                                ==================   =================





     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc.
                               (F/k/a ASGA, Inc.)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                          --------------------------------   --------------------------------
                                                               2003               2002             2003             2002
                                                          --------------    --------------   ---------------   --------------
REVENUES
    Fees revenue, net                                     $            0    $            0   $             0   $            0
    Sponsorship revenue                                                0           112,378                 0          133,541
                                                          --------------    --------------   ---------------   --------------

          Net sales                                                    0           112,378                 0          133,541

COST OF SALES
    Purses paid                                                        0            30,750                 0           30,750
    Other                                                              0            90,781                 0           91,898
                                                          --------------    --------------   ---------------   --------------

          Total cost of sales                                          0           121,531                 0          122,648
                                                          --------------    --------------   ---------------   --------------

Gross margin                                                           0            (9,153)                0           10,893

OPERATING EXPENSES
    Advertising                                                        0             3,764                 0            4,083
    Salaries                                                      15,000            19,214            30,000           60,878
    General and administrative expenses                          165,167           631,048           192,164          767,291
    Amortization and depreciation                                      0               869                 0            1,808
    Bad debt expense                                                   0                 0                 0                0
                                                          --------------    --------------   ---------------   --------------

          Total operating expenses                               180,167           654,895           222,164          834,060
                                                          --------------    --------------   ---------------   --------------

Operating income                                                (180,167)         (664,048)         (222,164)        (823,167)
                                                          --------------    --------------   ---------------   --------------

OTHER INCOME (EXPENSE)
    Interest income                                                    0                 2                 0                2
    Interest expense                                                   0            (3,371)                0           (8,446)
    Gain on disposal of subsidiary                                     0                 0                 0          106,981
    Gain on debt forgiveness                                           0            12,850                 0           12,850
                                                          --------------    --------------   ---------------   --------------

          Total other income (expense)                                 0             9,481                 0          111,387
                                                          --------------    --------------   ---------------   --------------

Net income (loss)                                               (180,167)         (654,567)         (222,164)        (711,780)
                                                          --------------    --------------   ---------------   --------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Gain (loss) in value of available for sale securities              0           676,000                 0          676,000
                                                          --------------    --------------   ---------------   --------------

Comprehensive income (loss)                               $     (180,167)           21,433          (222,164)         (35,780)
                                                          ==============    ==============   ===============   ==============

Net income (loss) per common share, basic                 $        (0.15)   $        (0.03)  $         (0.21)  $        (0.03)
                                                          ==============    ==============   ===============   ==============

Weighted average number of common shares
outstanding                                                    1,235,418        21,999,876         1,080,564       21,968,184
                                                          ==============    ==============   ===============   ==============







     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                                       Total
                                         Number                     Additional           Stock                     Stockholders'
                                           of           Common        Paid-In       Subscriptions    Retained         Equity
                                         Shares          Stock        Capital         Receivable     Earnings       (Deficit)
                                     -------------   -----------  --------------   --------------  -------------  --------------
BEGINNING BALANCE,
April 9, 1999                                    0   $         0  $            0   $           0   $           0  $            0

Shares issued for cash                           1             0             900               0               0             900

Net loss                                         0             0               0               0         (48,114)        (48,114)
                                     -------------   -----------  --------------   --------------  -------------  --------------

BALANCE, December 31, 1999                       1             0             900               0         (48,114)        (47,214)

Net loss                                         0             0               0               0        (860,902)       (860,902)
                                     -------------   -----------  --------------   --------------  -------------  --------------

BALANCE, December 31, 2000                       1             0             900               0        (909,016)       (908,116)

Reverse merger                               1,935             2          11,905               0               0          11,907
S-8 shares for services                        182             0         532,500               0               0         532,500
144 shares for services                          3             0           4,200               0               0           4,200
Net loss                                         0             0               0               0      (1,032,282)     (1,032,282)
                                     -------------   -----------  --------------   --------------  -------------  --------------

BALANCE, December 31, 2001                   2,121             2         549,505               0      (1,941,298)     (1,391,791)

S-8 shares for services                         78             0          93,360               0               0          93,360
1 for 200 reverse split                          0             0               0               0               0               0
Divestiture of subsidiary                        0             0               0               0       1,380,910       1,380,910
144 shares for services                    400,000           400      39,999,600               0               0      40,000,000
S-8 shares for services                     34,000            34       6,599,966               0               0       6,600,000
S-8 shares for services                     23,987            24         728,592               0               0         728,616
144 shares for services                     24,200            24          43,176               0               0          43,200
Exercise of options                          2,000             2          99,998               0               0         100,000
144 shares for fixed assets                423,599           424         423,175               0               0         423,599
1 for 50 reverse split, rounding                 4             0               0               0               0               0
Net loss                                         0             0               0               0     (48,715,182)    (48,715,182)
                                     -------------   -----------  --------------   --------------  -------------  --------------

ENDING BALANCE, December 31,
2002                                       909,989           910      48,537,372               0     (49,275,570)       (737,288)

144 shares for cash and subscription        90,000            90          44,910         (20,000)              0          25,000
Subscription received                            0             0               0          20,000               0          20,000
Stock issued for services                9,760,000         9,760         136,240               0               0         146,000
144 shares for cash                        240,000           240           9,760               0               0          10,000
Net loss                                         0             0               0               0        (222,164)       (222,164)
                                     -------------   -----------  --------------   --------------  -------------  --------------
ENDING BALANCE, June 30, 2003
    (Unaudited)                         10,999,989   $    11,000  $   48,728,282   $           0   $ (49,497,734) $     (758,452)
                                     =============   ===========  ==============   ==============  =============  ==============




     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc
                               (f/k/a ASGA, Inc.)
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                                   2003             2002
                                                                                -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $    (222,164)  $     (711,780)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           0            1,808
    Common stock issued for services                                                  146,000          637,910
    Amortization of deferred revenue                                                        0         (105,733)
    Gain on disposal of subsidiary                                                          0         (106,981)
    Gain on forgiveness of debt                                                             0          (12,850)
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                              0          (27,808)
    Increase (decrease) in accounts payable                                            11,832           64,917
    Increase (decrease) in accrued interest payable                                         0            6,500
    Increase (decrease) accrued salaries and taxes                                     11,000           19,192
                                                                                -------------   --------------

Net cash provided (used) by operating activities                                      (53,332)        (234,825)
                                                                                -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                                          0           (5,000)
   Loan to related party                                                                    0         (197,807)
                                                                                -------------   --------------

Net cash provided (used) by investing activities                                            0         (202,807)
                                                                                -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of bank overdraft                                                              0           33,674
    Common stock issued in exchange for cash                                           55,000                0
     Cash received on option exercise                                                       0          100,000
    Cash received from third party loan                                                     0          300,000
    Payments on third party loans                                                           0                0
    Cash received from bank loan                                                            0                0
    Line of credit advances                                                                 0                0
    Cash removed on disposal of subsidiary                                                  0             (244)
    Cash received from related party loans                                                  0              100
    Payments on related party loans                                                         0             (604)
                                                                                -------------   --------------

Net cash provided (used) by financing activities                                       55,000          432,926
                                                                                -------------   --------------

Net increase (decrease) in cash and equivalents                                         1,668           (4,706)

CASH and equivalents, beginning of period                                                 105            4,768
                                                                                -------------   --------------

CASH and equivalents, end of period                                             $       1,773   $           62
                                                                                =============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                                     $           0   $        5,076
                                                                                =============   ==============

Non-Cash Activities:
Common stock issued for stock subscription receivable                           $      20,000   $            0
                                                                                =============   ==============
Receipt of marketable equity securities for deferred revenue                    $           0   $    1,586,000
                                                                                =============   ==============



     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                   Notes to Consolidated Financial Statements
                (Information with regard to the six months ended
                      June 30, 2003 and 2002 is unaudited)

(1)  Summary of Significant Accounting Policies
     The Company Electra Capital, Inc. conducts business from its office in Palm Beach, Florida. The Company was organized under the laws of the State of Nevada on February 16, 2000. The Company changed its name in September 2003.

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

     a) Revenue recognition. The Company formerly promoted professional golf tournaments. Revenue was recognized for financial statement purposes upon completion of each tournament.

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

     d) Accounts receivable and allowance for bad debts. At June 30, 2003, the Company's accounts receivable consists of receivables from tournament sponsors, which the Company had fully reserved for at December 31, 2002, but has now fully written-off as they have been deemed uncollectable.

     e) Fixed assets. Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $0 and $939 for the six months ended June 30, 2003 and 2002, respectively.

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

     h) Interim financial information. The financial statements for the six months ended June 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                   Notes to Consolidated Financial Statements

(2) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $49,504,900 expiring $101,200, $554,400, $48,715,200 and $229,300 at December 31, 2020, 2021,
     2022 and 2023, respectively. The amount recorded as deferred tax asset as of June 30, 2003 is approximately $20,000,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Stockholders' Equity. The Company has authorized 100,000,000 shares of $0.001 par value common stock and 20,000,000 shares of $0.001 par value preferred stock, with 999,989 and 0 shares issued and outstanding at March 31, 2003. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. In March 2002, the Company completed a 1 for 200 reverse stock split, retiring 21,867,860 shares, and increased the authorized common shares to 50,000,000 and preferred shares to 10,000,000. In December 2002, the Company completed a 1 for 50 reverse stock split, retiring 44,589,461 shares. All financial information has been restated to reflect these reverse splits. American Senior Golf Association, Inc. issued 1 share of its common stock in exchange for $900 in cash to its founders on April 9, 1999. These shares were exchanged for 1,935 shares of ASGA, Inc. as part of the reverse acquisition in September 2001. Subsequent to the reverse acquisition, the Company issued 3 shares of restricted common stock and 182 shares of S-8 unrestricted common stock in exchange for services, valued at $4,200 and $532,500, respectively. In January 2002, the Company issued 78 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2002, subsequent to the reverse split, the Company issued 400,000 restricted shares of common stock to its officers for services, and 34,000 shares of unrestricted, (S-8), shares of common stock to four consultants for services. These shares were valued at $40,000,000 and $6,800,000. In April 2002, the Company issued 2,520 shares of unrestricted, (S-8), common stock to four consultants and legal counsel in exchange for services rendered, valued at $522,850. In May 2002, a stockholder exercised options for 2,000 shares of common stock for $100,000 in cash. In May 2002, the Company issued 67 shares of unrestricted, (S-8), and 200 shares of restricted common stock to legal counsel and a consultant, valued at $4,166 and $6,200, respectively. In June, July and September, the Company issued 21,400 shares of unrestricted, (S-8), common stock for services valued at $201,600. In September 2002, the Company issued 4,000 shares of restricted common stock in exchange for services, valued at $13,500. In October 2002, the Company issued 20,000 shares of restricted common stock to two consulting companies for services valued at $23,750. In November 2002, the Company issued 423,488 shares of restricted common stock in exchange for fixed assets valued at $423,599. In December 2002, the Company completed a 1 for 50 reverse split of the common stock. As a result, at December 31, 2002, there was 909,989 shares issued and outstanding.

     In January 2003, the Company issued 70,000 shares of restricted common stock to an officer of the Company in exchange for services provided to the Company prior to becoming an officer. The Parties agreed to void this issuance in March 2003, when an investor was found who was willing to purchase 90,000 shares of restricted common stock in exchange for $25,000 in cash and a $20,000 subscription receivable, or $0.50 per share at a time when the market price of the stock was $0.35 per share, although there was no volume and this investor believes that there is a potential opportunity with the Company. The Company received the subscription receivable in cash in June 2003. On June 3, 2003, the Company sold 240,000 Rule 144 restricted shares in exchange for $10,000 in cash, or at $0.04 per share. On June 30, 2003, the Company issued 9,760,000 shares of unrestricted common stock, under an S-8 registration, in exchange for services valued at $146,400, or $0.015 per share which was the market price on that day, pursuant to two consulting contracts. In June 2003, the Company issued 89 million shares of common stock into escrow in anticipation of an agreement being completed. In October the Company elected to cancel these shares as an agreement has not been completed. In October 2003, 4,430,000 of the S-8 shares issued in June 2003, were also cancelled.

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                   Notes to Consolidated Financial Statements

4) Commitments and Contingencies. In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While these matters could affect the operating results of any year when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company would not be material to the financial statements.

(5) Going Concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $49,504,900 accumulated through June 30, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing along with identifying a viable business opportunity and negotiating a contract which will allow the Company to undertake such opportunity. The Company is currently evaluating several such opportunities as well as negotiating for potential funding consistent with the opportunities available to it. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has exited its former business industry and is evaluating the options available to it. The Company is currently seeking additional capital.

(6) Lawsuit contingency. The Company is a defendant in a civil suit filed in New Jersey. This suit asks for the repayment of a $300,000 loan that was made to the Company's former president personally. The Company received no real value from this loan. The Company is vigorously defending this suit, and believes that it will prevail. However, the Company has recorded a $500,000 reserve as a contingency, since lawsuit outcomes are very often unpredictable.

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

Following the acquisition of American Senior Golf, we established a wholly owned subsidiary named "Transportation Safety Lights, Inc." ("TSL"). Through TSL, we are continuing to pursue our original business plan of developing and marketing innovative tractor-trailer truck safety lights developed by our founders. However, our primary business focus was on developing the ASGA Tour as the premier intermediary professional golf tour in the United States for professional and highly skilled amateur golfers aged 45 and older. Early in 2003, the Company elected to exit this line of business and are seeking a replacement strategy.

The Company's Form 10-KSB for December 31, 2002 and Form 10-QSB for March 31, 2003 are going to be amended within 10 business days to reflect the $500,000 reserve for the lawsuit. Upon completion of those amendments, the Company will then file an amendment to this Form 10-QSB to remove the then confusing language herewith.

In September 2003, The Company changed its name to ElectraCapital, Inc.

The Company strongly recommends reading the Company's recent Annual Report on Form 10-KSB in conjunction with this Quarterly report on Form 10-QSB, since the Company has exited these busniesses.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended June 30, 2003 and 2002

Revenues

Total revenues decreased by $112,378 in the second quarter of 2003, a decrease of 100%. In addition, our total revenues in the first quarter of 2002 consisted entirely of sponsorship revenue. The decline in revenue was the result of the Company exiting the Golf Tour industry.

Cost of Sales

Cost of sales decreased $121,531 in the second quarter of 2003, a decrease of 100%. The decline in cost of sales was the result of having no revenue.

Salaries

Salary expense decreased to $15,000 in the second quarter of 2003, compared to $19,214 in the second quarter of 2002, a decrease of $4,214 or 22%. This decrease was the result of a reduction of employees from 2 to 1.

General and Administrative Expenses

General and administrative expenses decreased to $172,317 in the second quarter of 2003, compared to $631,048 in the second quarter of 2002, an decrease of $458,731 or 73%. The decrease in these costs primarily resulted from the exit of the golf tour industry and the Company dramatically reducining its expenditures.

Amortization and Depreciation

Amortization and depreciation was $0 in the second quarter of 2003, compared to $869 in the second quarter of 2002. We have recorded a 100% impairment of our fixed assets, since they are industry specific, and until we are able to sell said assets, we do not believe that there is a measurable residual value.

Net Losses

For the quarter ended June 30, 2003 and 2002, we recorded net losses of $187,317 and $654,567, respectively. Our improved results principally were affected by reductions in salary expenses and general and administrative expenses.

Our ability to continue as a going concern is dependent on our ability to obtain sufficient cash to allow us to continue our evaluation of several opportunities currently available to the Company. However, we cannot assure you that we will be able to identify these opportunities, to acquire the businesses involved if identified, or to integrate the businesses if acquired.

Results of Operations for the Six Months ended June 30, 2003 and 2002 Revenues

Total revenues decreased by $133,541 in the six months of 2003, a decrease of 100%. In addition, our total revenues in the six months of 2002 consisted entirely of sponsorship revenue. The decline in revenue was the result of the Company exiting the Golf Tour industry.

Cost of Sales

Cost of sales decreased $122,648 in the six months of 2003, a decrease of 100%. The decline in cost of sales was the result of having no revenue.

Salaries

Salary expense decreased to $30,000 in the six months of 2003, compared to $60,878 in the six months of 2002, a decrease of $30,878 or 51%. This decrease was the result of a reduction of employees from 2 to 1.

General and Administrative Expenses

General and administrative expenses decreased to $199,314 in the six months of 2003, compared to $767,291 in the six months of 2002, an decrease of $567,977 or 74%. The decrease in these costs primarily resulted from the exit of the golf tour industry and the Company dramatically reducining its expenditures.

Amortization and Depreciation

Amortization and depreciation was $0 in the six months of 2003, compared to $1,808 in the six months of 2002. We have recorded a 100% impairment of our fixed assets, since they are industry specific, and until we are able to sell said assets, we do not believe that there is a measurable residual value.

Net Losses

For the six months ended June 30, 2003 and 2002, we recorded net losses of $229,314 and $711,780, respectively. Our improved results principally were affected by reductions in salary expenses and general and administrative expenses.

Our ability to continue as a going concern is dependent on our ability to obtain sufficient cash to allow us to continue our evaluation of several opportunities currently available to the Company. However, we cannot assure you that we will be able to identify these opportunities, to acquire the businesses involved if identified, or to integrate the businesses if acquired.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a defendant to a lawsuit. Should the Company not prevail in its defense, the Company has no ability to pay any damages. The Company has established a contingency reserve of $500,000 related to this lawsuit. Management believes that the Company will be sucessful in its defense and counter and cross claims. The law firm retained to defend the Company will provide no opinion as to potential outcome based on their firm policy to not provide such opinion.

Our liquidity requirements arise from net cash used in operating activities

Net cash used in operating activities was $28,332 for the six months ended June 30, 2003 and $234,825 for the six months ended June 30, 2002.

Net cash used by investment activities was $0 for the six months ended June 31, 2003 and $202,807 for the six months ended June 30, 2002.

Net cash provided by financing activities was $55,000 for the six months ended June 30, 2003 and $432,926 for the six months ended June 30, 2002. The net cash provided by financing activities for these periods was due primarily to the receipt of proceeds of various loans or the sale of common stock.

We actively are seeking additional funding.


FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed under the heading "Risk Factors" in our Annual Report on Form 10-KSB, which was filed with the SEC on May 21, 2003.

The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.


PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company has retained legal counsel to defend this lawsuit. Counsel will not provide any opinion as outcome as a matter of firm policy. Management believes that the Company will prevail on the suit as filed as well as counter and cross claims. However, management has elected to establish a contingency reserve of $500,000 related to this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2003, we did not sell any of our securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") except as follows:

1. We issued 90,000 shares of our common stock to a private investor in exchange for $25,000 in cash and a stock subscription for $20,000 in cash.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed below.

Exhibits #      Description
----------      --------------------------

EX-31   *       Section 302 Cerification of the Sarbanes-Oxley Act of 2002

EX-32   *       Section 906 Certification of the Sarbanes-Oxley Act of 2002


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

                              ELECTRA CAPITAL, INC.
                            -----------------------
                                  (Registrant)



By: /s/ Stephen H. Durland
---------------------------------------
Stephen H. Durland
Acting Chief Executive Officer and Chief Financial Officer

Date: October 14, 2003