Form 10KSB/A
period 2002-12-31
ELECTRA CAPITAL INC /NV
filed 2003-10-31
CIK 1139220

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                           Form 10-KSB Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-32611


                              Electra Capital, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                              88-0451101
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 1175
Palm Beach, Florida                                             33480
-------------------------------                         ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (561) 822-9995

                                   ASGA, Inc.
           ---------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                                 Name of each exchange
                                                        on which registered
          None
-----------------------------                           ------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                          ---------------------------
                                (Title of class)

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

                                     PART I

Item 1. Description of Business


(a)  Business Development

ElectraCapital, Inc., f/k/a ASGA, Inc. (the "Company" or "ASGA") is incorporated in the State of Nevada. The Company was originally incorporated as Transportation Safety Lights, Inc. on February 16, 2000. It changed its name to the current name in connection with the acquisition of American Senior Golf Association, Inc., a Delaware company ("ASGA-DE") on September 11, 2001, (the "Agreement"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at the office of its Chief Financial Officer Stephen Durland at P.O. Box 1175, Palm Beach, Florida 33480. Its telephone number is (561) 822-9995 and its facsimile number is (561) 822-9942.

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

The Company is a defendant to a lawsuit. Should the Company not prevail in its defense, the Company has no ability to pay any damages. The Company has established a contingency reserve of $500,000 related to this lawsuit. Management believes that the Company will be successful in its defense and counter and cross claims. The law firm retained to defend the Company will provide no opinion as to potential outcome based on their firm policy to not provide such opinion.

On June 30, 2003, the Company issued 9,760,000 shares of unrestricted common stock, under an S-8 registration, in exchange for services valued at $146,400, or $0.015 per share which was the market price on that day, pursuant to two consulting contracts. In June 2003, the Company issued 89 million shares of common stock which the Conmpany held in anticipation of an agreement being completed. This agreement was to be structured in one of a variety of ways: the outright purchase of certain technology, a license to commercialize said technology or the acquisition of the entity/entities which have developed and own said technology. As yet the parties to these negotiations have not yet determined which of the three options is the most advantageous for all concerned. In October the Company elected to cancel these shares as an agreement has not been completed. In October 2003, 4,430,000 of the S-8 shares issued in June 2003, were also cancelled.

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


Should the Company not prevail in its defense, the Company has no ability to pay any damages. The Company has established a contingency reserve of $500,000 related to this lawsuit. Management believes that the Company will be successful in its defense and counter and cross claims. The law firm retained to defend the Company will provide no opinion as to potential outcome based on their firm policy to not provide such opinion.

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

As of December 31, 2002, there were approximately 60 holders of record of the Company's common stock.

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

For the years ended December 31, 2002 and 2001, the Company recorded selling, general and administrative expenses of $48,248,600 and $1,200,400, respectively. The increase of $47,048,200 is principally composed of non- cash charges:
$47,465,200 for common stock issued for services.

Net Losses

For the years ended December 31, 2002 and 2001, the Company recorded net losses of $48,715,200 and $1,032,300, respectively.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $49,275,600 expiring$48,715,200, $1,032,300, $860,900, and $48,100 at December 31, 2022,
2021, 2020 and 2019 respectively. The Company has a $19,900,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASGA, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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


                                                        /s/ Baum & Company, P.A.
                                                            Baum & Company, P.A.

Coral Springs, Florida
October 31, 2003

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



                                               /s/ Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
October 31, 2003

                                   ASGA, Inc.
                           Consolidated Balance Sheets
                                  December 31,

                                                                  2002                 2001
                                                           ------------------   ------------------
                ASSETS
CURRENT ASSETS
   Cash and equivalents                                    $              105   $            4,768
   Accounts receivable, net of allowance for doubtful
        accounts of $49,808 and $0                                          0                    0
                                                           ------------------   ------------------

            Total current assets                                          105                4,768
                                                           ------------------   ------------------
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                       0               26,286

        Less: Accumulated depreciation                                      0               (7,957)
                                                           ------------------   ------------------

            Total property and equipment                                    0               18,329
                                                           ------------------   ------------------
OTHER ASSETS
    Other assets, net                                                   1,480               16,375
                                                           ------------------   ------------------

            Total other assets                                          1,480               16,375
                                                           ------------------   ------------------

Total Assets                                               $            1,585   $           39,472
                                                           ==================   ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Accounts payable                                       $          213,873   $          195,706
    Purses payable                                                          0              407,798
    Accrued salaries and payroll taxes                                 25,000               41,523
    Lawsuit contingent liability                                      500,000                    0
    Short-term loan - bank                                                  0               71,396
    Short-term loan - third party                                           0              284,308
    Short-term loans - related parties                                      0              288,885
    Line of credit - bank                                                   0               49,623
    Short-term loans - officers                                             0               77,429
                                                           ------------------   ------------------

            Total current liabilities                                 738,873            1,416,668
                                                           ------------------   ------------------

Total Liabilities                                                     738,873            1,416,668
                                                           ------------------   ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.001 par value, 10,000,000
        authorized; 0 issued and outstanding                                0                    0
    Common stock, $0.001 par value, 50,000,000
        shares authorized; 909,989 and 2,121 shares
        issued and outstanding                                            910                    2
    Additional paid-in capital in excess of par                    48,537,372              549,505
    Retained earnings (deficit)                                   (49,275,570)          (1,941,298)
                                                           ------------------   ------------------

            Total stockholders' equity (deficit)                     (737,288)          (1,391,791)
                                                           ------------------   ------------------

Total Liabilities and Stockholders' Equity (Deficit)       $            1,585   $           24,877
                                                           ==================   ==================


     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                  2002                 2001
                                                            -----------------   ------------------
REVENUES
    Fees revenue, net                                       $          32,075   $          160,960
    Sponsorship revenue                                               430,694              351,180
                                                            -----------------   ------------------

          Net sales                                                   462,769              512,140

COST OF SALES

    Purses paid                                                        30,750              175,443
    Other                                                              98,616              151,136
                                                            -----------------   ------------------

          Total cost of sales                                         129,366              326,579
                                                            -----------------   ------------------

Gross margin                                                          333,403              185,561

OPERATING EXPENSES
    Sales and marketing expense                                         4,929               21,683
    Stock based compensation and services                          47,465,176              131,197
    General and administrative expenses                               726,836              692,623
    Amortization and depreciation                                       1,808                3,755
    Bad debt expense                                                   49,808              351,180
                                                            -----------------   ------------------

          Total operating expenses                                 48,248,557            1,200,438
                                                            -----------------   ------------------

Operating income (loss)                                           (47,915,154)          (1,014,877)
                                                            -----------------   ------------------
OTHER INCOME (EXPENSE)
    Interest income                                                         2                   11
    Interest expense                                                   (5,186)             (17,416)
    Gain on disposal of subsidiary                                    106,981                    0
    Gain on debt forgiveness                                           12,850                    0
    Impairment of fixed assets                                        (98,599)                   0
    Lawsuit contingent liability                                     (500,000)                   0
    Loss on disposition of assets                                    (316,076)                   0
                                                            -----------------   ------------------

          Total other income (expense)                               (800,028)             (17,405)
                                                            -----------------   ------------------

Loss before taxes                                                 (48,715,182)          (1,032,282)
Income taxes                                                                0                    0
                                                            -----------------   ------------------

Net income (loss)                                           $     (48,715,182)  $       (1,032,282)
                                                            =================   ==================


Net income (loss) per common share, basic                   $          (53.61)  $          (486.70)
                                                            =================   ==================
Weighted average number of common shares outstanding                  908,780                2,121
                                                            =================   ==================


     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                              Total
                                   Number                   Additional                    Stockholders'
                                     of        Common        Paid-In       Retained          Equity
                                   Shares       Stock        Capital       Earnings         (Deficit)
                                 ---------  ----------   ------------   -------------    ---------------
BEGINNING BALANCE,
April 9, 1999                            0  $        0   $          0   $           0    $             0

Shares issued for cash                   1           0            900               0                900

Net loss                                 0           0              0         (48,114)           (48,114)
                                 ---------  ----------   ------------   -------------    ---------------

BALANCE, December 31, 1999               1           0            900         (48,114)           (47,214)

Net loss                                 0           0              0        (860,902)          (860,902)
                                 ---------  ----------   ------------   -------------    ---------------

BALANCE, December 31, 2000               1           0            900        (909,016)          (908,116)

Reverse merger                       1,935           2         11,905               0             11,907
S-8 shares for services                182           0        532,500               0            532,500
144 shares for services                  3           0          4,200               0              4,200
Net loss                                 0           0              0      (1,032,282)        (1,032,282)
                                 ---------  ----------   ------------   -------------    ---------------

BALANCE, December 31, 2001           2,121           2        549,505      (1,941,298)        (1,391,791)

S-8 shares for services                 78           0         93,360               0             93,360
1 for 200 reverse split                  0           0              0               0                  0
Divestiture of subsidiary                0           0              0       1,380,910          1,380,910
144 shares for services            400,000         400     39,999,600               0         40,000,000
S-8 shares for services             34,000          34      6,599,966               0          6,600,000
S-8 shares for services             23,987          24        728,592               0            728,616
144 shares for services             24,200          24         43,176               0             43,200
Exercise of options                  2,000           2         99,998               0            100,000
144 shares for fixed assets        423,599         424        423,175               0            423,599
1 for 50 reverse split, rounding         4           0              0               0                  0
Net loss                                 0           0              0     (48,715,182)       (48,715,182)
                                 ---------  ----------   ------------   -------------    ---------------

ENDING BALANCE,
December 31, 2002                  909,989  $      910   $ 48,537,372   $ (49,275,570)   $      (737,288)
                                 =========  ==========   ============   =============    ===============





     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                    2002              2001
                                                              ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $    (48,715,182) $      (1,032,282)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                        2,678              3,755
    Bad debt expense                                                    49,808            351,180
    Common stock issued for services and salaries                   47,465,176            536,700
    Amortization of deferred revenue                                  (327,036)                 0
    Gain on disposal of subsidiary                                    (106,981)                 0
    Gain on forgiveness of debt                                        (12,850)                 0
    Loss on disposition of assets                                      300,028                  0
    Lawsuit contingent liability                                       500,000                  0
    Impairment of fixed assets                                          98,599                  0
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                          16,146           (351,180)
    (Increase) decrease in prepaid expenses                                  0             14,595
    (Increase) decrease in other assets                                   (250)                 0
    Increase (decrease) in accounts payable                            163,967            (37,186)
    Increase (decrease in purses payable                                     0            175,442
    Increase (decrease) accrued salaries and taxes                      25,000            (13,383)
    Increase (decrease) in deferred revenue                                  0            (35,687)
    Increase (decrease) in accrued interest payable                          0              2,390
                                                              ----------------  -----------------

Net cash provided (used) by operating activities                      (540,897)          (385,656)
                                                              ----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                      (5,000)                 0
    Loan to related party                                             (188,822)                 0
                                                              ----------------  -----------------

Net cash provided (used) by investing activities                      (193,822)                 0
                                                              ----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash received in reverse merger                                          0              3,096
    Cash received on option exercise                                   100,000                  0
    Cash received from third party loan                                602,276            226,042
    Principal payments on third party loan                                   0             (8,494)
    Cash removed on disposal of subsidiary                                (244)                 0
    Cash received on short-term loans - other                                0            288,885
    Cash received from related party loans                              28,024                  0
    Principal payments on related party loans                                0           (124,895)
                                                              ----------------  -----------------

Net cash provided (used) by financing activities                       730,056            384,634
                                                              ----------------  -----------------

Net increase (decrease) in cash and equivalents                         (4,663)            (1,022)

CASH and equivalents, beginning of period                                4,768              5,790
                                                              ----------------  -----------------

CASH and equivalents, end of period                           $            105  $           4,768
                                                              ================  =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                   $          5,076  $          15,026
                                                              ================  =================
Non-Cash Activities:
Receipt of marketable equity
  securities for deferred revenue                             $      1,586,000  $               0
                                                              ================  =================
Common stock issued to acquire fixed assets                   $        423,599  $               0
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

     a) Revenue recognition. The Company promoted professional golf tournaments. Revenue s recognized for financial statement purposes upon completion of each tournament, or upon defaulted fee deposits.

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

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     g) Significant transactions. In September 2001, the Company purchased the100% ownership of American Senior Golf Association, Inc. in a reverse acquisition accounted for as a reorganization of American Senior Golf Association, Inc. In March 2002, the Company divested American Senior Golf Association, Inc. to its former President and former principal ultimate stockholder. To accomplish this transaction, the former President agreed to transfer shares of the Company to American Senior Golf Association, Inc. in an amount which, over time, would have been sufficient to liquidate its debts. The former President never transferred such shares. Concurrent with this transaction, the ASGA tour fixed assets were transferred to the Company, and the Company was granted an unrestricted license to the name and logo of ASGA for no additional consideration. Subsequent to this divestiture, the now former officers transferred $188,822 in cash to and paid expenses of American Senior Golf Association, Inc.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $49,275,600 expiring $47,715,200, $1,032,300 and $860,900 at December 31, 2022, 2021 and 2020,
     respectively. The amount recorded as deferred tax asset as of December 31, 2002 is approximately $19,900,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

     In January 2002, the Company issued 78 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2002, subsequent to the reverse split, the Company issued 40,000 restricted shares of common stock to its officers for services, and 34,000 shares of unrestricted, (S-8), shares of common stock to four consultants for services valued at $40,000,000 and $6,600,000, respectively. In April 2002, the Company issued 2,520 shares of unrestricted, (S-8), common stock to four consultants and legal counsel in exchange for services rendered, valued at $522,850. In May 2002, a stockholder exercised options for 2,000 shares of common stock for $100,000 in cash. In May 2002, the Company issued 67 shares of unrestricted, (S-8), and 200 shares of restricted common stock to legal counsel and a consultant, valued at $4,166 and $6,200, respectively. In

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

(3)  STOCKHOLDERS' EQUITY (continued)
     June, July and September, the Company issued 21,400 shares of unrestricted, (S-8), common stock for services valued at $201,600. In September 2002, the Company issued 4,000 shares of restricted common stock in exchange for services, valued at $13,500. In October 2002, the Company issued 20,000 shares of restricted common stock to two consulting companies for services valued at $23,750. In November 2002, the Company issued 423,488 shares of restricted common stock in exchange for fixed assets valued at $423,599. In December 2002, the Company completed a 1 for 50 reverse split of its common stock.

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

(5) MARKETABLE EQUITY SECURITIES In March 2002, the Company entered into an agreement with Career Worth, Inc., (OTC BB:CRWO), whereby CRWO was to be designated as event sponsor for 15 ASGA tour events between May 2002 and December 2003. ASGA received 1,300,000 shares of CRWO as payment in full under this agreement. At the time of the agreement, the CRWO shares had a market price of $1.75 per share, for a transaction total value of $2,275,000. As the shares were very thinly traded, highly volatile in price and restricted, the Company recorded the transaction at $0.70 per share, or a 60% discount to market, for a total transaction value of $910,000. The Company initially recorded the entire amount as deferred revenue. The sponsorship agreement had a stated life of 21 1/2 months, or 15 tour events. The Company was amortizing this amount monthly over the life of the agreement, and also expected to adjust such amortization annual such that, if the 15 tour events were completed prior to the end of the life of the agreement, the deferred revenue would be completely amortized. As the Company has exited the industry, there will be no events in 2003. CRWO also appears to be defunct as well.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

(5)  MARKETABLE  EQUITY  SECURITIES (continued)
     In October 2002, the Company entered into an agreement with Global Vision Holdings, Inc., (OTC BB: GVHI), whereby Global was to be designated as event sponsor for one ASGA tour event in calendar 2003. This agreement is valued at $500,000. The Company received 1,190,477 shares of Global under the terms of this agreement. As the Company has exited the industry, ther will be no events in 2003. GVHI also appears to be defunct as well.

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

(8) IMPAIRMENT OF ASSETS In May 2002, the former President of the Company personally entered into a $300,000 promissory note with Cornell Capital Partners, LP, due in November 2002. Cornell Capital is the firm which extended the equity line of credit at the same time. Cornell required, and Mr. Kidd agreed to, the note being collateralized with Mr. Kidd's then newly issued 15,000,000 shares of the Company and the 1,300,000 shares of Career Worth, Inc., owned by the Company This collateral had an approximate market value of $30,000,000 and $6,000,000, respectively, at the time of the collateral pledge. These shares were foreclosed upon and transferred to Cornell's name in November 2002. The Company is investigating this transaction. Cornell Capital is suing the former President and the Company for payment of the $300,000 loan and associated nonquantified damages. The Company received no real value from this loan. The Company is vigorously defending this suit, and believes that it will prevail. However, the Company has recorded a $500,000 reserve as a contingency, since lawsuit outcomes are very often unpredictable.

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements


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

(10) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the accumulated deficit of $49,275,600 through December 31, 2002. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing along with identifying a viable business opportunity and negotiating a contract which will allow the Company to undertake such opportunity. The Company is currently evaluating several such opportunities as well as negotiating for potential funding consistent with the opportunities available to it. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital.

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


                                       10

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

Item 10. Executive Compensation

Name                  Year        Annual     Annual            LT
and Post                          Comp       Comp     Annual   Comp     LT                   All
                                  Salary     Bonus    Comp     Rest     Comp      LTIP       Other
                                             ($)      Other    Stock    Options   Payouts
==================   ==========  ========== ======== ======== =======  ========= ========== ========
Tom Kidd,             2001        $0
Chairman,             2002        $0                          $30,000,000
Former Chief
Executive Officer
and President

Stephen               2001        N/A
Durland,              2002        $0
Chief Financial
Officer and Director

Larry A.              2001        N/A
Creeger,              2002        $0
Former President
and Director

Vera                  2001        $0
Harrell,              2002        $0                          $10,000,000
Former Secretary
and Director

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

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Index to Exhibits
-----------------------

31.1    *   302 Certification by Chief Executive Officer

31.2    *   302 Certification by Chief Financial Officer

32.1    *   Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2    *   Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.
-------------------------------------------------
*    Filed herewith

     (b) Reports on Form 8-K have been filed by the Company on March 7, 2002, November 26, 2002, January 10, 2003, and May 7, 2003.

Item 14. Controls and Procedures.

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



                              Electra Capital, Inc.
                             ---------------------
                                  (Registrant)

Date: October 31, 2003

By:/s/ Stephen H. Durland
--------------------------------------------------
Stephen H. Durland
Acting Chief Executive Officer,
Chief Financial Officer and sole Director

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                 Title                                  Date
----------------------    ---------------------------       ----------------

/s/ Stephen Durland
----------------------    Chief Financial Officer,          October 31, 2003
Stephen Durland           Acting Chief Executive Officer
                          and sole Director