Form 10QSB/A
period 2003-03-31
ELECTRA CAPITAL INC /NV
filed 2003-10-31
CIK 1139220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission file number: 000-28113


                              ELECTRA CAPITAL, INC.
               --------------------------------------------------
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

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 31, 2003 was 999,989.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                              ELECTRA CAPITAL, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      Index

Part I Financial Information 1

        Item 1. Financial Statements 1

        Item 2. Management's Discussion and Analysis or Plan of
              Operation10

Part II Other Information 15

        Item 1. Legal Proceedings 15

        Item 2. Changes in Securities and Use of Proceeds              15

        Item 3. Defaults Upon Senior Securities 15

        Item 4. Submission of Matters to a Vote of Security
              Holders15

        Item 5. Other Information 15

        Item 6. Exhibits and Reports on Form 8-K 15


                                     PART I
Item 1.       Financial Statements

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

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Stockholders' Equity.............................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                                   ASGA, Inc.
                           Consolidated Balance Sheets



                                                            March 31, 2003        December 31, 2002
                                                         ---------------------  --------------------
                                                              (unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                  $                2,845 $                105
   Accounts receivable, net of allowance
        for doubtful accounts of $0 and $49,808                              0                     0
                                                         ---------------------  --------------------

            Total current assets                                         2,845                   105
                                                         ---------------------  --------------------
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                        0                     0

        Less: Accumulated depreciation                                       0                     0
                                                         ---------------------  --------------------

            Total property and equipment                                     0                     0
                                                         ---------------------  --------------------
OTHER ASSETS
    Investment in marketable equity securities                               0                     0
    Other assets, net                                                    1,480                 1,480
                                                         ---------------------  --------------------

            Total other assets                                           1,480                 1,480
                                                         ---------------------  --------------------

Total Assets                                             $               4,325  $              1,585
                                                         =====================  ====================
        LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                     $             237,610  $            213,873
    Lawsuit contingency liability                                      500,000               500,000
    Accrued salaries and payroll taxes                                  21,000                25,000
                                                         ---------------------  --------------------

            Total current liabilities                                  758,610               738,873
                                                         ---------------------  --------------------

Total Liabilities                                                      758,610               738,873
                                                         ---------------------  --------------------
STOCKHOLDERS' EQUITY(DEFICIT)
    Preferred stock, $0.001 par value, 10,000,000
        authorized; 0 issued and outstanding                                 0                     0
    Common stock, $0.001 par value, 50,000,000
        shares authorized; 999,989 and 909,989
        issued and outstanding                                           1,000                   910
    Additional paid-in capital in excess of par                     48,582,282            48,537,372
    Stock subscriptions receivable                                     (20,000)                    0
    Retained earnings (deficit)                                    (49,317,567)          (49,275,570)
                                                         ---------------------  --------------------

            Total stockholders' equity(deficit)                       (754,285)             (737,288)
                                                         ---------------------  --------------------

Total Liabilities and Stockholders' Equity(Deficit)      $               4,325  $              1,585
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
                                                           =================    ==================






     The accompanying notes are an integral part of the financial statements

                                   ASGA, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                                Total
                                      Number                Additional         Stock                        Stockholders'
                                        of       Common      Paid-In     Subscriptions       Retained          Equity
                                      Shares      Stock      Capital       Receivable        Earnings         (Deficit)
                                    ---------   --------  ------------  --------------   -------------    ---------------
BEGINNING BALANCE,
April 9, 1999                       $       0   $      0  $          0  $            0   $           0    $             0

Shares issued for cash                      1          0           900               0               0                900

Net loss                                    0          0             0               0         (48,114)           (48,114)
                                    ---------   --------  ------------  --------------   -------------    ---------------

BALANCE, December 31, 1999                  1          0           900               0         (48,114)           (47,214)

Net loss                                    0          0             0               0        (860,902)          (860,902)
                                    ---------   --------  ------------  --------------   -------------    ---------------

BALANCE, December 31, 2000                  1          0           900               0        (909,016)          (908,116)

Reverse merger                          1,935          2        11,905               0               0             11,907
S-8 shares for services                   182          0       532,500               0               0            532,500
144 shares for services                     3          0         4,200               0               0              4,200
Net loss                                    0          0             0               0      (1,032,282)        (1,032,282)
                                    ---------   --------  ------------  --------------   -------------    ---------------

BALANCE, December 31, 2001              2,121          2       549,505               0      (1,941,298)        (1,391,791)

S-8 shares for services                    78          0        93,360               0               0             93,360
1 for 200 reverse split                     0          0             0               0               0                  0
Divestiture of subsidiary                   0          0             0               0       1,380,910          1,380,910
144 shares for services               400,000        400    39,999,600               0               0         40,000,000
S-8 shares for services                34,000         34     6,599,966               0               0          6,600,000
S-8 shares for services                23,987         24       728,592               0               0            728,616
144 shares for services                24,200         24        43,176               0               0             43,200
Exercise of options                     2,000          2        99,998               0               0            100,000
144 shares for fixed assets           423,599        424       423,175               0               0            423,599
1 for 50 reverse split, rounding            4          0             0               0               0                  0
Net loss                                    0          0             0               0     (48,715,182)       (48,715,182)
                                    ---------   --------  ------------  --------------   -------------    ---------------

ENDING BALANCE, December 31,
2002                                  909,989        910    48,537,372               0     (49,275,570)          (737,288)

144 shares for cash and subscription   90,000         90        44,910         (20,000)              0             25,000
Net loss                                    0          0             0               0         (41,997)           (41,997)
                                    ---------   --------  ------------  --------------   -------------    ---------------
ENDING BALANCE, March 31, 2003
    (Unaudited)                       999,989   $  1,000  $ 48,582,282  $      (20,000)  $ (49,317,567)   $      (754,285)
                                    =========   ========  ============  ==============   =============    ===============







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

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $49,317,600 expiring $101,200, $554,400, $48,715,200 and $42,000 at December 31, 2020, 2021,
     2022 and 2023, respectively. The amount recorded as deferred tax asset as of March 31, 2003 is approximately $19,900,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

                                   ASGA, Inc.
                   Notes to Consolidated Financial Statements

(5) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $49,317,600 accumulated through March 31, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing along with identifying a viable business opportunity and negotiating a contract which will allow the Company to undertake such opportunity. The Company is currently evaluating several such opportunities as well as negotiating for potential funding consistent with the opportunities available to it. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has exited its former business industry and is evaluating the options available to it. The Company is currently seeking additional capital.

(6) LAWSUIT CONTINGENCY The Company is a defendant in a civil suit filed in New Jersey. This suit asks for the repayment of a $300,000 loan that was made to the Company's former president personally. The Company received no real value from this loan. The Company is vigorously defending this suit, and believes that it will prevail. However, the Company has recorded a $500,000 reserve as a contingency, since lawsuit outcomes are very often unpredictable.

(7)  SUBSEQUENT EVENTS

     a) Stockholders' equity. In June 2003, the Company received the outstanding stock subscription receivable. On June 3, 2003, the Company sold 240,000 Rule 144 restricted shares in exchange for $10,000 in cash, or at $0.04 per share. On June 30, 2003, the Company issued 9,760,000 shares of unrestricted common stock, under an S-8 registration, in exchange for services valued at $146,400, or $0.015 per share which was the market price on that day, pursuant to two consulting contracts. In June 2003, the
     Company issued 89 million shares of common stock into escrow in anticipation of an agreement being completed. In October the Company elected to cancel these shares as an agreement has not been completed. In October 2003, 4,430,000 of the S-8 shares issued in June 2003, were also cancelled.

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

The Company's Form 10-KSB for December 31, 2002 and Form 10-QSB for March 31, 2003 have been amended to reflect the $500,000 reserve for the lawsuit.

In September 2003, The Company changed its name to ElectraCapital, Inc.

The Company strongly recommends reading the Company's recent Annual Report on Form 10-KSB in conjunction with this Quarterly report on Form 10-QSB, since the Company has exited these busniesses.


RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2003 and 2002

Revenues

Total revenues decreased by $21,200 in the first quarter of 2003, a decrease of 100%. In addition, our total revenues in the first quarter of 2002 consisted entirely of sponsorship revenue. The decline in revenue was the result of the Company exiting the Golf Tour industry. Cost of Sales

Cost of sales decreased $1,100 in the first quarter of 2003, a decrease of 100%. The decline in cost of sales was the result of having no revenue.

Salaries

Salary expense decreased to $15,000 in the first quarter of 2003, compared to $41,700 in the second quarter of 2002, a decrease of $26,700 or 64%. This decrease was the result of a reduction of employees from 2 to 1.


General and Administrative Expenses

General and administrative expenses decreased to $27,000 in the first quarter of 2003, compared to $136,200 in the first quarter of 2002, an decrease of $109,200 or 80%. The decrease in these costs primarily resulted from the exit of the golf tour industry and the Company dramatically reducining its expenditures. Amortization and Depreciation

Amortization and depreciation was $0 in the first quarter of 2003, compared to $900 in 2002. We have recorded a 100% impairment of our fixed assets, since they are industry specific, and until we are able to sell said assets, we do not believe that there is a measurable residual value. Net Losses For the quarters ended March 31, 2003 and 2002, we recorded net losses of $42,000 and $57,200, respectively. Our improved results principally were affected by reductions in salary expenses and general and administrative expenses.

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

Our liquidity requirements arise from net cash used in operating activities Net cash used in operating activities was $22,300 for the three months ended March 31, 2003 and $73,900 for 2002. Net cash used by investment activities was $0 and $0 for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by financing activities was $25,000 for the three months ended March 31, 2003 and $77,800 for the three months ended March 31, 2002. The net cash provided by financing activities for these periods was due primarily to the receipt of proceeds of various loans or the sale of common stock. We actively are seeking additional funding.

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


                              ELECTRA CAPITAL, INC.
                          ---------------------------
                                   Registrant



                                        By: /s/ Stephen H. Durland
                                        ------------------------------
                                        Stephen H. Durland
                                        Acting Chief Executive Officer and
                                        Chief Financial Officer



Date: October 31, 2003