Form 10QSB
period 2003-09-30
ELECTRA CAPITAL INC /NV
filed 2003-11-19
CIK 1139220

United States Securities And Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to _______________

Commission file number: 000-28113

                              ELECTRA CAPITAL, INC.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                       88-0451101
--------------------------------               ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                           Identification Number)

  Po Box 1175, Palm Beach, FL                              33480
--------------------------------               ---------------------------------
(Address of Principal Executive Offices)                (Zip Code)

(Issuer's Telephone Number, Including Area Code):   (561) 822 9995

                                      N/A
             -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [_]

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 30, 2003 was 7,629,989.

Transitional Small Business Disclosure Format (check one):  Yes [X]   No  [_]

                              Electra Capital, Inc.
                         Quarterly Report on Form 10-QSB
                    for the Quarter Ended September 30, 2003

                                      Index


Part I Financial Information

Item 1. Financial Statements ................................................F-1

Item 2. Management's Discussion and Analysis or Plan of Operation.............11

Part II Other Information

Item 1. Legal Proceedings.................................................... 14

Item 2. Changes in Securities and Use of Proceeds.............................14

Item 3. Defaults Upon Senior Securities.......................................14

Item 4. Submission of Matters to a Vote of Security Holders...................14

Item 5. Other Information.....................................................15

Item 6. Exhibits and Reports on Form 8-K......................................15

Signatures....................................................................16

                          Part I. Financial Information


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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                           Consolidated Balance Sheets



                                                            September 30, 2003          December 31, 2002
                                                         -------------------------   -----------------------
                                                                (unaudited)
                    ASSETS
CURRENT ASSETS
   Cash and equivalents                                  $                     122   $                   105
   Accounts receivable, net of allowance for doubtful
        accounts of $0 and $49,808                                               0                         0
                                                         -------------------------   -----------------------

            Total current assets                                               122                       105
                                                         -------------------------   -----------------------
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                            0                         0

        Less: Accumulated depreciation                                           0                         0
                                                         -------------------------   -----------------------

            Total property and equipment                                         0                         0
                                                         -------------------------   -----------------------
OTHER ASSETS
    Investment in marketable equity securities                                   0                         0
    Other assets, net                                                            0                     1,480
                                                         -------------------------   -----------------------

            Total other assets                                                   0                     1,480
                                                         -------------------------   -----------------------

Total Assets                                             $                     122   $                 1,585
                                                         =========================   =======================

          LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                     $                 236,314   $               213,873
    Accrued salaries and payroll taxes                                      51,000                    25,000
    Lawsuit contingent liability                                           500,000                   500,000
    Short-term loan                                                              0                         0
                                                         -------------------------   -----------------------

            Total current liabilities                                      787,314                   738,873
                                                         -------------------------   -----------------------

Total Liabilities                                                          787,314                   738,873
                                                         -------------------------   -----------------------

STOCKHOLDERS' EQUITY(DEFICIT)
    Preferred stock, $0.001 par value, 50,000,000
        and 10,000,000 authorized; 0 issued
        and outstanding                                                          0                         0
    Common stock, $0.001 par value, 100,000,000 and
        50,000,000 shares authorized; 7,629,989
        and 909,989 issued outstanding                                       7,630                       910
    Additional paid-in capital in excess of par                         48,675,102                48,537,372
    Stock subscriptions receivable                                               0                         0
    Retained earnings (deficit)                                        (49,469,924)              (49,275,570)
                                                         -------------------------   -----------------------

            Total stockholders' equity(deficit)                           (787,192)                 (737,288)
                                                         -------------------------   -----------------------

Total Liabilities and Stockholders' Equity(Deficit)      $                     122   $                 1,585
                                                         =========================   =======================



     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                     Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30,
                                             ----------------------------------   ------------------------------------
                                                   2003               2002              2003                2002
                                             -----------------   --------------   -----------------   ----------------
REVENUES
    Fees revenue, net                        $               0   $       32,825   $               0   $         32,825
    Sponsorship revenue                                      0          297,153                   0            430,694
                                             -----------------   --------------   -----------------   ----------------

          Net sales                                          0          329,978                   0            463,519

COST OF SALES
    Purses paid                                              0                0                   0             30,750
    Other                                                    0            7,468                   0             99,366
                                             -----------------   --------------   -----------------   ----------------

          Total cost of sales                                0            7,468                   0            130,116
                                             -----------------   --------------   -----------------   ----------------

Gross margin                                                 0          322,510                   0            333,403

OPERATING EXPENSES
    Advertising                                              0              846                   0              4,929
    Salaries                                            15,000            9,000              45,000             69,878
    General and administrative expenses                (42,810)         292,455             149,354          1,059,746
    Amortization and depreciation                            0              870                   0              2,678
    Bad debt expense                                         0                0                   0                  0
                                             -----------------   --------------   -----------------   ----------------

          Total operating expenses                     (27,810)         303,171             194,354          1,137,231
                                             -----------------   --------------   -----------------   ----------------

Operating income                                        27,810           19,339            (194,354)          (803,828)
                                             -----------------   --------------   -----------------   ----------------

OTHER INCOME (EXPENSE)
    Interest income                                          0                0                   0                  2
    Interest expense                                         0           (7,671)                  0            (16,117)
    Gain on disposal of subsidiary                           0                0                   0            106,981
    Gain on debt forgiveness                                 0                0                   0             12,850
                                             -----------------   --------------   -----------------   ----------------

          Total other income (expense)                       0           (7,671)                  0            103,716
                                             -----------------   --------------   -----------------   ----------------

Net income (loss)                                       27,810           11,668            (194,354)          (700,112)
                                             -----------------   --------------   -----------------   ----------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Gain (loss) in value of available for
        sale securities                                      0       (1,482,000)                  0           (806,000)
                                             -----------------   --------------   -----------------   ----------------

Comprehensive income (loss)                  $          27,810   $   (1,470,332)  $        (194,354)  $     (1,506,112)
                                             =================   ==============   =================   ================

Net income (loss) per common share, basic    $             0.01  $       (0.03)   $           (0.03)  $          (0.03)
                                             =================   ==============   =================   ================

Weighted average number of
        common shares outstanding                    7,629,989       22,306,140           6,745,989         22,261,085
                                             =================   ==============   =================   ================




     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                                  Total
                                      Number                   Additional       Stock                         Stockholders'
                                        of         Common       Paid-In      Subscriptions     Retained          Equity
                                      Shares        Stock        Capital      Receivable       Earnings         (Deficit)
                                    -----------   ---------   ------------  ---------------  -------------  ----------------
BEGINNING BALANCE,
April 9, 1999                                 0   $       0   $          0  $             0  $           0  $              0

Shares issued for cash                        1           0            900                0              0               900

Net loss                                      0           0              0                0        (48,114)          (48,114)
                                    -----------   ---------   ------------  ---------------  -------------  ----------------

BALANCE, December 31, 1999                    1           0            900                0        (48,114)          (47,214)

Net loss                                      0           0              0                0       (860,902)         (860,902)
                                    -----------   ---------   ------------  ---------------  -------------  ----------------

BALANCE, December 31, 2000                    1           0            900                0       (909,016)         (908,116)

Reverse merger                            1,935           2         11,905                0              0            11,907
S-8 shares for services                     182           0        532,500                0              0           532,500
144 shares for services                       3           0          4,200                0              0             4,200
Net loss                                      0           0              0                0     (1,032,282)       (1,032,282)
                                    -----------   ---------   ------------  ---------------  -------------  ----------------

BALANCE, December 31, 2001                2,121           2        549,505                0     (1,941,298)       (1,391,791)

S-8 shares for services                      78           0         93,360                0              0            93,360
1 for 200 reverse split                       0           0              0                0              0                 0
Divestiture of subsidiary                     0           0              0                0      1,380,910         1,380,910
144 shares for services                 400,000         400     39,999,600                0              0        40,000,000
S-8 shares for services                  34,000          34      6,599,966                0              0         6,600,000
S-8 shares for services                  23,987          24        728,592                0              0           728,616
144 shares for services                  24,200          24         43,176                0              0            43,200
Exercise of options                       2,000           2         99,998                0              0           100,000
144 shares for fixed assets             423,599         424        423,175                0              0           423,599
1 for 50 reverse split, rounding              4           0              0                0              0                 0
Net loss                                      0           0              0                0    (48,715,182)      (48,715,182)
                                    -----------   ---------   ------------  ---------------  -------------  ----------------
ENDING BALANCE, December 31,
2002                                    909,989         910     48,537,372                0    (49,275,570)         (737,288)

144 shares for cash and subscription     90,000          90         44,910          (20,000)             0            25,000
Subscription received                         0           0              0           20,000              0            20,000
Stock issued for services             9,760,000       9,760        136,640                0              0           146,400
Stock for services cancelled         (4,430,000)     (4,430)       (62,020)               0              0           (66,450)
144 shares for cash                   1,300,000       1,300         18,200                0              0            19,500
Net loss                                      0           0              0                0       (194,354)         (194,354)
                                    -----------   ---------   ------------  ---------------  -------------  ----------------
ENDING BALANCE, September 30,
2003  (Unaudited)                     7,629,989   $   7,630   $ 48,675,102  $             0  $ (49,469,924) $       (787,192)
                                    ===========   =========   ============  ===============  =============  ================



     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc
                               (f/k/a ASGA, Inc.)
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                         2003                 2002
                                                                  -------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $          (194,354)  $       (700,112)
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                                   0              2,678
    Common stock issued for services                                           79,950            660,510
    Amortization of deferred revenue                                                0           (327,036)
    Gain on disposal of subsidiary                                              1,480           (106,981)
    Gain on forgiveness of debt                                                     0            (12,850)
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                      0            (22,000)
    Increase (decrease) in accounts payable                                    22,441            124,389
    Increase (decrease) in accrued interest payable                                 0             10,932
    Increase (decrease) accrued salaries and taxes                             26,000             31,316
                                                                  -------------------   ----------------

Net cash provided (used) by operating activities                              (64,483)          (339,154)
                                                                  -------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                                  0             (5,000)
   Loan to related party                                                            0           (187,572)
                                                                  -------------------   ----------------

Net cash provided (used) by investing activities                                    0           (192,572)
                                                                  -------------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of bank overdraft                                                      0                  0
    Common stock issued in exchange for cash                                   64,500                  0
     Cash received on option exercise                                               0            100,000
    Cash received from third party loan                                             0            431,261
    Payments on third party loans                                                   0                  0
    Cash received from bank loan                                                    0                  0
    Line of credit advances                                                         0                  0
    Cash removed on disposal of subsidiary                                          0               (244)
    Cash received from related party loans                                          0                100
    Payments on related party loans                                                 0               (604)
                                                                  -------------------   ----------------

Net cash provided (used) by financing activities                               64,500            530,513
                                                                  -------------------   ----------------

Net increase (decrease) in cash and equivalents                                    17             (1,213)

CASH and equivalents, beginning of period                                         105              4,768
                                                                  -------------------   ----------------

CASH and equivalents, end of period                               $               122   $          3,555
                                                                  ===================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                       $                 0   $          5,076
                                                                  ===================   ================

Non-Cash Activities:
Common stock issued for stock subscription receivable             $                 0   $              0
                                                                  ===================   ================
Receipt of marketable equity securities for deferred revenue      $                 0   $      1,586,000
                                                                  ===================   ================

     The accompanying notes are an integral part of the financial statements

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                ended September 30, 2003 and 2002 is unaudited)

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

     a) Revenue recognition The Company formerly promoted professional golf tournaments. Revenue was recognized for financial statement purposes upon completion of each tournament.

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

     d) Accounts receivable and allowance for bad debts At September 30, 2003, the Company's accounts receivable consists of receivables from tournament sponsors, which the Company had fully reserved for at December 31, 2002, but has now fully written-off as they have been deemed uncollectable.

     e) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $0 and $2,678 for the nine months ended September 30, 2003 and 2002, respectively.

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

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (Continued)
     h) Interim financial information The financial statements for the nine months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $49,469,900 expiring $101,200, $554,400, $48,715,200 and $194,400 at December 31, 2020, 2021,
     2022 and 2023, respectively. The amount recorded as deferred tax asset as of September 30, 2003 is approximately $20,000,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock, with 999,989 and 0 shares issued and outstanding at March 31, 2003. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. In March 2002, the Company completed a 1 for 200 reverse stock split, retiring 21,867,860 shares, and increased the authorized common shares to 50,000,000 and preferred shares to 10,000,000. In December 2002, the Company completed a 1 for 50 reverse stock split, retiring 44,589,461 shares. All financial information has been restated to reflect these reverse splits. American Senior Golf Association, Inc. issued 1 share of its common stock in exchange for $900 in cash to its founders on April 9, 1999. These shares were exchanged for 1,935 shares of ASGA, Inc. as part of the reverse acquisition in September 2001. Subsequent to the reverse acquisition, the Company issued 3 shares of restricted common stock and 182 shares of S-8 unrestricted common stock in exchange for services, valued at $4,200 and $532,500, respectively. In January 2002, the Company issued 78 shares of S-8 common stock in exchange for services, valued at $93,360. In March 2002, subsequent to the reverse split, the Company issued 400,000 restricted shares of common stock to its officers for services, and 34,000 shares of unrestricted, (S-8), shares of common stock to four consultants for services. These shares were valued at $40,000,000 and $6,800,000. In April 2002, the Company issued 2,520 shares of unrestricted, (S-8), common stock to four consultants and legal counsel in exchange for services rendered, valued at $522,850. In May 2002, a stockholder exercised options for 2,000 shares of common stock for $100,000 in cash. In May 2002, the Company issued 67 shares of unrestricted, (S-8), and 200 shares of restricted common stock to legal counsel and a consultant, valued at $4,166 and $6,200, respectively. In June, July and September, the Company issued 21,400 shares of unrestricted, (S-8), common stock for services valued at $201,600. In September 2002, the Company issued 4,000 shares of restricted common stock in exchange for services, valued at $13,500. In October 2002, the Company issued 20,000 shares of restricted common stock to two consulting companies for services valued at $23,750. In November 2002, the Company issued 423,488 shares of restricted common stock in exchange for fixed assets valued at $423,599. In December 2002, the Company completed a 1 for 50 reverse split of the common stock. As a result, at December 31, 2002, there was 909,989 shares issued and outstanding.

                              Electra Capital, Inc.
                               (f/k/a ASGA, Inc.)
                   Notes to Consolidated Financial Statements


(3)  Stockholders' Equity (Continued)
     In January 2003, the Company issued 70,000 shares of restricted common stock to an officer of the Company in exchange for services provided to the Company prior to becoming an officer. The Parties agreed to void this issuance in March 2003, when an investor was found who was willing to purchase 90,000 shares of restricted common stock in exchange for $25,000 in cash and a $20,000 subscription receivable, or $0.50 per share at a time when the market price of the stock was $0.35 per share, although there was no volume and this investor believes that there is a potential opportunity with the Company. The Company received the subscription receivable in cash in June 2003. On June 3, 2003, the Company sold 666,667 Rule 144 restricted shares in exchange for $10,000 in cash, or at $0.015 per share. On June 30, 2003, the Company issued 9,760,000 shares of unrestricted common stock, under an S-8 registration, in exchange for services valued at $146,400, or $0.015 per share which was the market price on that day, pursuant to two consulting contracts. In October 2003, 4,430,000 of the S-8 shares issued in June 2003, were cancelled. In July 2003, the Company sold 633,333 Rule 144 restricted shares in exchange for $9,500 in cash, or at $0.015 per share.

4) Commitments and Contingencies In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While these matters could affect the operating results of any year when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to the Company would not be material to the financial statements.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $49,469,900 accumulated through September 30, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing along with identifying a viable business opportunity and negotiating a contract which will allow the Company to undertake such opportunity. The Company is currently evaluating several such opportunities as well as negotiating for potential funding consistent with the opportunities available to it. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has exited its former business industry and is evaluating the options available to it. The Company is currently seeking additional capital.

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2003 and 2002

Revenues

Total revenues decreased by $330,000 in the third quarter of 2003, a decrease of 100%. In addition, our total revenues in the third quarter of 2002 consisted almost entirely of sponsorship revenue. The decline in revenue was the result of the Company exiting the Golf Tour industry.Cost of Sales

Cost of sales decreased $7,500 in the third quarter of 2003, a decrease of 100%. The decline in cost of sales was the result of having no revenue. Salaries

Salary expense increased to $15,000 in the third quarter of 2003, compared to $9,000 in the third quarter of 2002, an increase of $6,000 or 67%. This increase was the result the addition of an employee from 0 to 1 during the third quarter of 2002.

General and Administrative Expenses

General and administrative expenses decreased to ($27,800) in the third quarter of 2003, compared to $303,200 in the third quarter of 2002, an decrease of $331,000 or 110%. The decrease in these costs primarily resulted from the exit of the golf tour industry and the Company dramatically reducining its expenditures.

Amortization and Depreciation

Amortization and depreciation was $0 in the third quarter of 2003, compared to $870 in the third quarter of 2002. We have recorded a 100% impairment of our fixed assets, since they are industry specific, and until we are able to sell said assets, we do not believe that there is a measurable residual value.

Net Losses

For the quarter ended September 30, 2003 and 2002, we recorded net income of $27,800 and $11,700, respectively. Our improved results principally were affected by reductions in salary expenses and general and administrative expenses.

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


Results of Operations for the Six Months ended June 30, 2003 and 2002

Revenues

Total revenues decreased by $463,500 in the nine months of 2003, a decrease of 100%. In addition, our total revenues in the six months of 2002 consisted almost entirely of sponsorship revenue. The decline in revenue was the result of the Company exiting the Golf Tour industry.

Cost of Sales

Cost of sales decreased $130,100 in the nine months of 2003, a decrease of 100%. The decline in cost of sales was the result of having no revenue.

Salaries

Salary expense decreased to $45,000 in the nine months of 2003, compared to $69,900 in the nine months of 2002, a decrease of $24,900 or 35.6%. This decrease was the result of a reduction of employees from 2 to 1.

General and Administrative Expenses

General and administrative expenses decreased to $194,400 in the nine months of 2003, compared to $1,137,200 in the nine months of 2002, an decrease of $942,800 or 83%. The decrease in these costs primarily resulted from the exit of the golf tour industry and the Company dramatically reducing its expenditures.

Amortization and Depreciation

Amortization and depreciation was $0 in the nine months of 2003, compared to $4,900 in the nine months of 2002. We have recorded a 100% impairment of our fixed assets, since they are industry specific, and until we are able to sell said assets, we do not believe that there is a measurable residual value.

Net Losses

For the nine months ended September 30, 2003 and 2002, we recorded net losses of $194,400 and $1,506,100, respectively. Our improved results principally were affected by reductions in salary expenses and general and administrative expenses.

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

Our liquidity requirements arise from net cash used in operating activities.

Net cash used in operating activities was $64,500 for the nine months ended September 30, 2003 and $339,200 for the nine months ended September 30, 2002.

Net cash used by investment activities was $0 for the nine months ended September 30, 2003 and $192,600 for the nine months ended September 30, 2002.

Net cash provided by financing activities was $64,500 for the nine months ended September 30, 2003 and $530,500 for the nine months ended September 30, 2002. The net cash provided by financing activities for these periods was due primarily to the receipt of proceeds of various loans or the sale of common stock.

We actively are seeking additional funding.

On June 30, 2003, the Company issued 9,760,000 shares of unrestricted common stock, under an S-8 registration, in exchange for services valued at $146,400, or $0.015 per share which was the market price on that day, pursuant to two consulting contracts. In June 2003, the Company issued 89 million shares of common stock which the Conmpany currently holds in anticipation of an agreement being completed. In October 2003, 4,430,000 of the S-8 shares issued in June 2003, were cancelled.

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


                            Part II.Other Information

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

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2003, we did not sell any of our securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") except as follows:

     We issued 90,000 shares of our common stock to a private investor in exchange for $25,000 in cash and a stock subscription for $20,000 in cash.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     a.) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of our Annual Report on Form 10-KSB.

Exhibit No.       Description
--------------    -----------------------

31.1      *       Section 302 Certification

32.1      *       Sarbanes-Oxley Section 906 Certification
-----------------------------

*    Filed herewith

     b.) Reports on Form 8-K. During the fiscal quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

     On November 17, 2003, we filed a Current Report on Form 8-K reporting under
     Item 4 - Change in certifying auditors.

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


                              ELECTRA CAPITAL, INC.
                  ---------------------------------------------
                                   Registrant





By: /s/ Stephen Durland
----------------------------------------
Stephen Durland
Acting Chief Executive Officer

Date: November 19, 2003